Form 10-K
period 2008-05-31
HENRY COUNTY PLYWOOD CORP
filed 2008-08-28
CIK 1433551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 2008
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-53208

                        HENRY COUNTY PLYWOOD CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                      54-0484915
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                        5353 Manhattan Circle, Suite 101
                             Boulder, Colorado 80303
                    (Address of Principal Executive Offices)

        Registrants telephone number, including area code: (303) 499-6000

           Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated             |_|     Non-accelerated Filer         |_|
Accelerated Filer             |_|     Smaller Reporting Company     |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter - $133,304.

Shares outstanding as of August 5, 2008, was 3,332,595 shares of common stock, $.001 par value.

PART I

ITEM 1.  BUSINESS

Henry County Plywood Corporation, (the "Registrant" or "Company") was incorporated under the laws of the State of Virginia in May, 1948. The Company was formed to purchase, lease, sell, manufacture and deal in lumber, and other wood products.

On August 29, 2006, W.L. Kirby III resigned as a director of the Company. On November 2, 2006, W.J. Gravely also resigned, followed by the last five remaining Board Members, G.W. Whitemore, R.W. Critz, E.M. Gravely, J.M. Cassady, and R.T. Shropshire on November 3, 2006. Prior to resigning, the Board appointed Michael Friess, Sanford Schwartz, and John Venette making Michael Friess President and John Venette Secretary and Treasurer of the Company.

On October 23, 2007 the Board accepted Michael Friess' resignation and appointed David Lilja to fill his vacancy. Also on October 23, 2007 the Board accepted Sanford Schwartz's resignation. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On May 31, 2008 the Board re-appointed Michael Friess to his original position on the Board, and accepted John Venette's resignation. Also on May 31, 2008 the Board appointed David Lilja to fill Mr. Venette's vacancy.

On October 1, 2007 the Company issued 650,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess). In accordance with the terms of their original investment, on March 18, 2008 the Board of Directors issued an additional 2,016,076 shares to these two individuals, resulting in a total aggregate issuance of 2,666,076 shares of its common stock for total cash consideration of $25,000.

The Company held a shareholder meeting on March 3, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to seven hundred eighty million (780,000,000) shares of common stock and twenty million (20,000,000) preferred shares. The motion carried and the Company became a Nevada corporation on March 18, 2008.

Since July 2004, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company has opted to register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

The Company maintains headquarters at the office of its President. The Company's website is www.henrycountyplywood.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisements.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ACQUISITION OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, the negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

The Company will not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 1A.  RISK FACTORS

A. Conflicts of Interest. There are certain conflicts of interest between us and our officers and directors as they have other business interests to which they currently devote attention, and may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

It is anticipated that our principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal shareholders may consider their own personal pecuniary benefit rather than the best interests of other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.

B. Need for Additional Financing. We have very limited financial resources, and such resources are unlikely to be adequate to take advantage of any available business opportunities. Even if our financial resources prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing.

If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If such funds are not available, our operations will be limited to those that can be financed with our modest capital.

C. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their securities in any market that might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

D. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations since it ceased operations in July 2004. The Company has no assets or significant financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

E. No Assurance of Success or Profitability. There is no assurance that we will acquire a business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

F. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity. Therefore, we can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our shareholders if the business or opportunity proves to be unsuccessful.

G. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid affecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

H. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like, which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

I. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. This probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

J. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

K. Other Regulation. An acquisition we make may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities.

L. Dependence Upon Management; Limited Participation of Management. We will be heavily dependent upon the skills, talents, and abilities of our officers and directors to implement our business plan, and may, from time to time, find that the inability of such persons to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Furthermore, we will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations. Because investors will not be able to evaluate the merits of our possible business acquisitions, they should critically assess the information concerning our officers and directors.

M. Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the Company will resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the shareholders of the Company.

N. Indemnification of Officers and Directors. Our Articles of Incorporation provide that we may indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

O. Dependence Upon Outside Advisors. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates of our officers and directors, if they are able to provide the required services.

P. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity we make may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Q. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which we may become interested.

R. No Foreseeable Dividends. We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

S. Loss of Control by Present Management and Shareholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired, an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership by our current shareholders.

T. Limited Public Market Exists. There is only a very limited public market for our common stock, and no assurance can be given that an active market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of our securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 5353 Manhattan Circle, Suite 101, Boulder, CO 80303. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on March 3, 2008 to reincorporate the Company in the State of Nevada and to increase the authorized capital stock of the Company to seven hundred eighty million (780,000,000) shares of common stock and twenty million (20,000,000) preferred shares. The motion carried with 733,270 shares voted for, 544 shares voted against, and 2,934 shares not voted for or against the motion. The Company became a Nevada corporation on March 18, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

There is only a very limited market for the Company's securities. As of August 22, 2008 the Company's securities were included on the bulletin board under the symbol HRYC. During the past two years, there have been a few transactions in the company's common stock reported in the so-called "Pink Sheets" at prices ranging from $.005 to $.04 per share. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of August 18, 2008, 322,574 of the Company's outstanding shares were eligible for transfer without registration under the Securities Act.

                                        High          Low
                                     ----------   -----------
Quarter-ended 08/31/2007             $    0.005   $     0.005
Quarter-ended 11/30/2007                  0.005         0.002
Quarter-ended 02/29/2008                  0.004         0.002
Quarter-ended 05/31/2008                  0.040         0.040

(b) Holders.

As of August 18, 2008, there were approximately 127 holders of the Company's Common Stock.

(c) Dividends.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      May 31,        May 31,
                       2008           2007
                    ----------     ----------
Revenues            $        -     $        -
Expenses               (40,081)      (384,646)
Net income             (40,081)      (384,646)
Assets                  10,221              -
Liabilities             54,691         29,376
Equity                 (44,472)       (29,376)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview The Company incorporated in Virginia in May 1948. The
Company was formed to purchase, lease, sell, manufacture and deal in lumber, and other wood products.

In March 2008, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to migrate the Company to Nevada and to structure the Company as a potential merger candidate or "blank check" company. It caused to be filed on Form 10 two years of the most recent annual audited financial statements of the Company so as to resume reporting status.

General

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or our directors has had any direct and/or preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At May 31, 2008 the Company had an accumulated deficit of ($ 405,136) and a working capital deficit ($ 54,466). The opinion of the Company's financial statements at May 31, 2008 included a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                        HENRY COUNTY PLYWOOD CORPORATION.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                      with
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Report of Independent Registered Public Accounting Firm      F-2

Financial Statements:

     Balance Sheets                                          F-3

     Statements of Operations                                F-4

     Statement of Changes in Stockholders' (Deficit)         F-5

     Statements of Cash Flows                                F-6

     Notes to Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Henry County Plywood Corporation.

We have audited the accompanying balance sheets of Henry County Plywood Corporation (A Development Stage Company) as of May 31, 2008 and 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended May 31, 2008 and 2007, and for the period from August 28, 2006 (date of commencement of development stage) through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henry County Plywood Corporation (a Development Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the two years ended May 31, 2008 and 2007, and for the period from August 28, 2006 (date of commencement of development stage) through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has negative working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 18, 2008

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                May 31,      May 31,
                                                 2008         2007

Current Assets:
  Cash                                            10,221         --
                                               ---------    ---------
TOTAL ASSETS                                   $  10,221    $    --
                                               =========    =========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                             $  26,911    $  25,159
  Accrued expenses                                17,000        3,740
  Advances from affiliates (Note 4)               20,776          477
                                               ---------    ---------
   Total Current Liabilities                      64,687       29,376
                                               ---------    ---------

     TOTAL LIABILITIES                            64,687       29,376
                                               ---------    ---------

Commitments and contingencies
  (Notes 1,2,3,4,and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 3)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   3,332,595 and 666,519
   issued and outstanding at
   May 31, 2008 and May 31, 2007,
   Respectively (Note 3)                           3,333          667
  Additional paid-in capital                     347,337      325,003
  Accumulated (Deficit)                         (739,692)    (739,692)
  Retained earnings during the
   development stage                             334,556      384,646
                                               ---------    ---------
TOTAL STOCKHOLDERS' (DEFICIT)                    (54,466)     (29,376)
                                               ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $  10,221    $    --
                                               =========    =========



The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Period from
                                                                    August 28,
                                                                  2006 (date of
                                                                  commencement
                                                                 of development
                                      For the Year Ended            stage) to
                                            May 31,                  May 31,
                                     2008            2007             2008
                                 ------------    ------------    --------------
Revenue                          $       --      $       --      $         --
                                 ------------    ------------    --------------
Expenses:
  Legal and accounting fees            31,228           2,184            33,412
  Professional fees                     4,677            --               4,677
  Directors fees                       10,000            --              10,000
  Corporate fees                        1,970           1,870             3,840
  Other                                 2,215              57             2,272
                                 ------------    ------------    --------------
     Total Expenses                    50,090           4,111            54,201
                                 ------------    ------------    --------------
Net Operating (Loss)                  (50,090)         (4,111)          (54,201)
                                 ------------    ------------    --------------

Other Income:
  Other Income
   Forgiveness of debt (Note 5)          --           388,757           388,757
                                 ------------    ------------    --------------
  Total Other Income                     --           388,757           388,757
                                 ------------    ------------    --------------
Net Income (Loss)                $    (50,090)   $    384,646    $      334,556
                                 ============    ============    ==============

Per Share                        $       (.04)   $       1.19    $          .40
                                 ============    ============    ==============

Weighted Average Shares
  Outstanding                       1,237,742         322,574           844,305
                                 ============    ============    ==============




The accompanying notes are an integral part of the financial statements.



                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

              For the Period from June 1, 2006 through May 31, 2008


                              PREFERRED STOCK           COMMON STOCK                                     DEFICIT
                           ---------------------   ---------------------                               ACCUMULATED
                                                                           ADDITIONAL                  DURING THE
                                                                            PAID-IN     ACCUMULATED    DEVELOPMENT
                             SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL      (DEFICIT)        STAGE         TOTAL
                           ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------
Balance, May 31, 2006             --   $    --       322,574   $     323   $  322,251   $  (739,692)   $      --      $(417,118)

Debt conversion at $.009
per share (Note 5)                --        --       343,945         344        2,752          --             --          3,096

Net income for the year           --        --          --          --           --            --          384,646      384,646
                           ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------

Balance, May 31, 2007             --        --       666,519         667      325,003      (739,692)       384,646      (29,376)

Stock issued for cash at
$.009 per share                   --        --     2,666,076       2,666       22,334          --             --         25,000

Net (loss) for the year           --        --          --          --           --            --          (50,090)     (50,090)
                           ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------

Balance, May 31, 2008             --   $    --     3,332,595   $   3,333   $  347,337   $  (739,692)   $   334,556    $ (54,466)
                           =========   =========   =========   =========   ==========   ===========    ===========    =========


The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                   Period from
                                                                    August 28,
                                                                  2006 (date of
                                                                   Development
                                         For the Year Ended         stage) to
                                              May 31,                 May 31,
                                        2008           2007            2008
                                    -----------    -----------    -------------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                 $   (50,090)   $   384,646    $     334,556
Forgiveness of debt                        --         (388,757)        (388,757)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
     payable and accrued expenses        15,012          3,634           18,646
                                    -----------    -----------    -------------
Net Cash (Used in) Operating
  Activities                            (35,078)          (477)         (35,555)
                                    -----------    -----------    -------------

Cash Flows from Investing
  Activities                               --             --               --
                                    -----------    -----------    -------------

Cash Flows from Financing
  Activities:
  Advance from affiliates                20,299            477           20,776
  Issuance of stock for cash             25,000           --             25,000
                                    -----------    -----------    -------------
Net Cash Provided by Financing
  Activities                             45,299            477           45,776
                                    -----------    -----------    -------------

Increase in Cash                         10,221           --             10,221
                                    -----------    -----------    -------------
Cash, Beginning of Period                  --             --               --
                                    -----------    -----------    -------------
Cash, End of Period                 $    10,221    $      --      $      10,221
                                    ===========    ===========    =============
Interest Paid                       $      --      $      --      $        --
                                    ===========    ===========    =============
Income Taxes Paid                   $      --      $      --      $        --
                                    ===========    ===========    =============
Supplemental Disclosure of
  Non-Cash Transactions:

Conversion of debt for stock        $      --      $   343,936    $     343,936
                                    ===========    ===========    =============


The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Henry County Plywood Corporation (Company), a "Development Stage Company", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Henry County Plywood Corporation in 1948 under the laws of the State of Virginia. On September 30, 2005, the Company was terminated, by administrative action of the Commonwealth of Virginia as a result of non-filing of required documents with the State of Virginia. Effective December 2007, the Company reinstated its charter. On March 3, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada, which became effective March 17, 2008.

Since July 2004, the Company has not engaged in any business operations.

Effective August 28, 2006, the Company commenced activities to become a reporting company with the Securities and Exchange Commission ("SEC") with the intention to become a publicly trading company.

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has negative working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to register the Company's common stock under the Securities Exchange Act of 1934 and to begin the filing of SEC reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                        HENRY COUNTY PLYWOOD CORPORATION.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008, 2007 and 2006, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

The Company has had no revenue during its development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable, accrued expenses and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(k)  Development stage

Based upon the Company's business plan, it became a development stage enterprise effective August 28, 2006 when it commenced activities to become a reporting company with the SEC. Planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

                        HENRY COUNTY PLYWOOD CORPORATION.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2008 and May 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Other

The Company has selected May 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

               Estimated             Estimated
                  NOL                   Tax                  Change in
   Period        Carry-      NOL      Benefit    Valuation   Valuation   Net Tax
   Ending       forward    Expires   from NOL    Allowance   Allowance   Benefit
------------   ---------   -------   ---------   ---------   ---------   -------
May 31, 2008    395,136    Various     59,270     (59,270)     15,370       --
May 31, 2007    355,046    Various     53,257     (53,257)     (6,013)      --


(2) Income Taxes, continued

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net
     operating loss carry forward                                    (15.0%)
     Deferred income tax valuation allowance                          15.0%
                                                                  -------------
     Actual tax rate                                                   0%
                                                                  =============

                        HENRY COUNTY PLYWOOD CORPORATION.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

(3) Common Stock and Migratory Merger

Pursuant to the articles of incorporation in Nevada, the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 666,519 shares of common stock issued and outstanding at May 31, 2007. During the year ended May 31, 2008, the Company issued 343,945 shares of common stock as settlement for outstanding debt totaling $343,936. Management determined that the value per share was $.009, for a total value of $3,096, resulting in forgiveness of debt of $340,840. These shares were issued in March 2008, subsequent to the increase in authorized shares, however, since the shares were approved prior to May 31, 2007, the 343,945 shares are included in the 666,519 total outstanding shares as of May 31, 2007. Subsequent to May 31, 2007, a total of 2,666,076 shares of common stock were issued to two individuals, 650,000 in October 2007 and 2,016,076 in March 2008, for cash totaling $25,000 plus an agreement to fund the Company's registration expenses in excess of $25,000. This resulted in a change in control of the Company. The 650,000 shares were issued when the Company was incorporated in Virginia with a par value of $1.00, resulting in a discount on stock. Effective March 17, 2008, the Company was reincorporated in Nevada with a par value of $.001.

On January 28, 2008, the Board of Directors unanimously adopted resolutions to reincorporate Henry County Plywood Corporation in the State of Nevada by merger with and into a Nevada corporation with the same name ("Henry County Plywood Nevada") which Henry County Plywood Corporation formed for such purpose (the "Migratory Merger"). Effective March 3, 2008, shareholders approved the Agreement and Plan of Merger.

In accordance with the Agreement and Plan of Merger, effective March 17, 2008, Henry County Plywood adopted the capital structure of Henry County Plywood Nevada, which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share (the "Henry County Plywood Nevada Common Stock") and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"). In addition, on March 18, 2008, the issued and outstanding shares of our common stock automatically converted into shares of Henry County Plywood Nevada common stock at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Henry County Plywood Nevada common stock.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective March 17, 2008.

(4) Related Party Transactions

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

At May 31, 2007, the Company agreed to issue $133,739 shares in exchange for debt of $133,739 to a former director of the Company. These shares were issued to the Director on March 18, 2008 relieving the Company of the debt.

At May 31, 2008 and 2007, the Company owed $20,776 and $477, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand.

The Company entered into a verbal agreement with its two existing directors whereby the Company will pay $5,000 to a former director and $5,000 to a current director for services performed subsequent to the Company's registration with the Securities and Exchange Commission. Accrued expenses at May 31, 2008 include the $10,000 commitment.

Subsequent to May 31, 2007, a total of 2,666,076 shares of common stock were issued to two individuals, 650,000 in October 2007 and 2,016,076 in March 2008, for cash totaling $25,000 plus an agreement to fund the Company's registration expenses in excess of $25,000.

                        HENRY COUNTY PLYWOOD CORPORATION.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              May 31, 2008 and 2007

(5)  Debt Settlement

During the year ended May 31, 2007, a portion of the Company's creditors confirmed a zero balance owed by the Company, resulting in a write off of prior payables of $24,168. Additionally, a portion of the remaining Company's creditors agreed to write off a portion of their balance in exchange for a reduced future payment in cash, resulting in debt forgiveness of $23,749.

In addition, the Company received debt settlement agreements to issue 343,945 shares of the Company's common stock in exchange for debt totaling $343,936. Management determined that the value per share was $.009, for a total value of $3,096, resulting in forgiveness of debt of $340,840. According to the debt settlement agreements, the stock was to have been issued in 2007, resulting in the Company being delinquent in the issuance of stock in exchange for debt. The Company has since executed addendums to the debt settlement agreements extending the time period until April 30, 2008. On March 3, 2008, the Company held a shareholder meeting authorizing an increase in common stock, and giving the Company the ability to issue shares to all creditors. On March 18, 2008, each creditor was issued shares per their agreement. Those creditors which have not settled with the Company comprise $21,040 of the balance in accounts payable.

The following summarizes debt forgiveness during the year ended May 31, 2007:

         Write off of prior payables                 $   24,168
         Cash settlement                                 23,749
         Conversion to stock                            340,840
                                                     ----------
         Total debt forgiveness                      $  388,757
                                                     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

         Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of her responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                          AGE                 POSITION

Michael Friess                58             Chairman of the Board
                                              President and CEO

David Lilja                   39             Treasurer, Secretary,
                                              Director and CFO

On May 31, 2008, the Board appointed Michael Friess as President of the Board, and accepted John Venette's resignation from the Company.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above named officers and directors are acting on behalf of or will act at the direction of any other person.

There is no family relationship between any director or executive officer of the Company.

The Board of Directors presently has no committees.

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Michael Friess is a self-employed attorney licensed to practice law in the State of Colorado. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation. Mr. Friess has served as a Director and Officer of the Company since February 2006. Mr. Friess served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) from September 1997 until December 2006.

David Lilja has been President of C4S Group, a provider of telematics and electronics for OEM automakers and fleet operators throughout North America, since 1999. Prior to 1999 Mr. Lilja was President of Wall Street Financial, a financial consulting firm specializing in emerging growth companies. Mr. Lilja has served as a Director and an Officer of the Company since October 1, 2007.

Previous Blank-Check Experience

Mr. Michael Friess, Chairman of the Board, President, and executive officer of the Company, has been involved either as an officer or director, or both, with other blank-check companies, which have completed some form of corporate reorganization. David Lilja, Secretary and Treasurer, and a director of the Company, has not been involved in any blank check companies. The officers and directors of the Company intend to work on developing additional registered blank check companies. The following is a list of the blank-check companies with which the Company's officers and directors have previously been involved during the last five years:

Hemcure, Inc. (HMCU), Commission File #000-51543, had its initial public offering in May of 1987, and the registrant was organized to provide administrative and marketing services to physicians or physician groups who emphasize outpatient non-surgical treatment for hemorrhoids. During June 2006, majority ownership and control of HMCU changed. Current officers and directors of Henry County Plywood Corporation are not currently officers, directors or employees of HMCU and therefore have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of HMCU. HMCU appears to be current in all of its filings with the SEC.

Implant Technologies, Inc. (IMLT), Commission File #000-17064, had its initial public offering in 1980, and was formed for the purpose of developing and marketing medical products. From April 2006 to July, 2007, Michael Friess served as President of IMLT. During July 2007, majority ownership and control of IMLT changed. Current officers and directors of Henry County Plywood Corporation are not currently officers, directors or employees of IMLT and therefore have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of IMLT.

Discovery Technologies, Inc. (DSVY), Commission File #000-18606, initially registered in 1987 was formed to design manufacture and market video products that transmit pictures over standard voice-grade telephone lines. In June 2006, Craig T Rogers, the sole remaining director, appointed Michael Friess an officer and director of Henry County Plywood Corporation as an officer and director of Discovery Technologies, Inc. During December 2007, majority ownership and control of DSVY changed. Current officers and directors of the Company are not currently officers or directors or employees of DSVY and, therefore, have no knowledge of the business operations or possible pending acquisitions, business combinations or mergers of DSVY, except as included in the Company's filings with the SEC. Discovery Technologies, Inc. appears to be current in its filings with the SEC.

Certified Technologies Corporation (CFDT), Commission File #000-52786, initially registered in 1984 was formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. In February 2007 Joseph Whitney, the sole remaining director, appointed Michael Friess an officer and director of Henry County Plywood Corporation as an officer and director of Certified Technologies Corporation. Certified Technologies Corporation sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. During May 2008, majority ownership and control of CFDT changed. Current officers and directors of the Company are not currently officers or directors or employees of CFDT and, therefore, have no knowledge of the business operations or possible pending acquisitions, business combinations or merger of CFDT, except as included in the Company's filings with the SEC. Certified Technologies, Inc appears to be current in all of its filings with the Securities and Exchange Commission.

Physicians Insurance Services, Ltd. (A 15c211 application has been filed for the Company's securities to be included on the Bulletin Board, at this point the action is pending), Commission File #000-53263, had its initial public offering in September 1988. The company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology. In August 2007, the remaining board appointed Michael Friess as President and CEO of the company. Physicians' sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. There are no pending acquisitions, business combinations or mergers. Physicians' is current in all of its filings with the Securities and Exchange Commission.

Conflicts of Interest

The Company's officers and directors have in the past and may in the future be officers and directors of other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in Mr. Venette and Mr. Lilja serving as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention even if the opportunities relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention in the performance of their duties as officers and directors of the Company will be considered opportunities of, and be made available to the Company. However, they are under no obligation to make any opportunities that come to their attention in the performance of their duties for any other companies or in any other manner available to the Company. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Investment Company Act of 1940

Management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has agreed to compensate a former director and a current director for their roles in the Company in the form of a one time payment of $5,000 each for services performed subsequent to registration with the Securities and Exchange Commission, through December 31, 2010. As of the date of this Form 10-K, the $10,000 fees remain unpaid, and are included in accrued expenses.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral. It is anticipated that this compensation would be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has minimal cash available. The amount of such compensation, if any, cannot be determined as of the date of this registration statement.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 18, 2008 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officer's and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

NAME AND ADDRESS                     NUMBER OF          PERCENTAGE
                                   SHARES OWNED          OF SHARES
                                   OR CONTROLLED           OWNED

Michael Friess                       1,333,038             40.00%
5353 Manhattan Circle Ste 101
Boulder, Colorado 80303

Sanford Schwartz                     1,333,038             40.00%
5353 Manhattan Circle Ste 101
Boulder, Colorado 80303

David Lilja                                  0              0.00%
2505 W 8th Ave
Denver, CO 80204

All Officers and Directors                   0              0.00%
as a Group

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset that we propose to acquire through security holdings, contracts, options, or otherwise.

We may pay any consulting or finder's fee for consulting services to assist management in evaluating a prospective business opportunity in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, we are unable to predict whether or in what amount such a stock issuance might be made.

We maintain our offices at the offices of our majority shareholders, for which we pay no rent. We anticipate that following the consummation of a business combination with an acquisition candidate, our office will be moved, but cannot predict future office or facility arrangements with our officers, directors or affiliates.

Although we have no current plans to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by our current shareholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current shareholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such shareholders. Any payment to current shareholders in the context of an acquisition in which we are involved would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

On October 1, 2007 the Company issued 650,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess). In accordance with their initial investment, on March 18, 2008 the Board of Directors issued an additional 2,016,076 shares in addition to the 650,000 shares resulting in a total aggregate issuance of 2,666,076 shares of its common stock for a total cash consideration of $25,000.

Securities issued by blank check companies cannot be resold under Rule 144 so long as the company remains a blank check company but must be registered under the Securities Act of 1933. The Company has no obligation to register these or any other shares under the Securities Act of 1933.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend at this time to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended May 31, 2008 and 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements were $10,000.

Audit Related Fees

The Company incurred no fees for the year ended May 31, 2008 and 2007 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The Company incurred no fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended May 31, 2008 and 2007.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal year ended May 31, 2008 and 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Index

3.1      Articles of Incorporation with Amendments
3.2      Bylaws of the Company
4.1      Specimen Stock Certificate (1)
31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer
32.1     Section 906 Certification of Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer


_______________
(1)  Filed with Form 10 registration on 5/30/08

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                   HENRY COUNTY PLYWOOD CORPORATION.

(Date)                       August 27, 2008
BY(Signature)                /s/ Michael Friess
(Name and Title)             Michael Friess
                             President, Chief Executive Officer


(Date)                       August 27, 2008
BY(Signature)                /s/ David Lilja
(Name and Title)             David Lilja
                             Treasurer, Secretary and Chief
                             Financial Officer