Form 10-Q
period 2008-08-31
HENRY COUNTY PLYWOOD CORP
filed 2008-09-26
CIK 1433551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2008

                        Commission File Number: 000-53208

                        HENRY COUNTY PLYWOOD CORPORATION

        (Exact name of small business issuer as specified in its charter)


         Nevada                                           54-0484915
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ____                   Accelerated filer____
    Non-accelerated filer____                      Smaller reporting company  X
    (Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X   No___

As of August 31, 2008, the Registrant had 3,332,595 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of August 31, 2008 (unaudited) and
            May 31, 2008                                                     2

           Statements of Operations, Three Months ended August 31,
            2008 and 2007, and the period from August 28, 2006 (date
            of commencement of development stage) through
            August 31, 2008 (unaudited)                                      3

           Statements of Cash Flows, Three Months ended
            August 31, 2008 and 2007, and the period from August
            28, 2006 (date of commencement of development stage)
            through August 31, 2008 (unaudited)                              4

           Notes to Financial Statements                                     5

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                            10

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

 Item 4T.  Controls and Procedures.                                         10


Part II.  Other Information                                                 11

 Item 1.   Legal Proceedings                                                11

 Item 1A.  Risk Factors                                                     11

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits                                                         11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Henry County Plywood Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of August 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                     August 31,       May 31,
                                                       2008            2008
                                                    (unaudited)    (see note 1)
                                                   ------------    ------------
Current Assets:
  Cash                                                    8,616          10,221
                                                   ------------    ------------
TOTAL ASSETS                                       $      8,616    $     10,221
                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                 $     37,131    $     26,911
  Accrued expenses                                       10,000          17,000
  Advances from affiliates (Note 5)                      20,865          20,776
                                                   ------------    ------------
   Total Current Liabilities                             67,996          64,687
                                                   ------------    ------------

     TOTAL LIABILITIES                                   67,996          64,687
                                                   ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4,and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   3,332,595 and 3,332,595
   issued and outstanding at
   August 31, 2008 and May 31, 2008,
   Respectively (Note 4)                                  3,333           3,333
  Additional paid-in capital                            347,337         347,337
  Accumulated (Deficit)                                (739,692)       (739,692)
  Retained earnings during the
   development stage                                    329,642         334,556
                                                   ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                           (59,380)        (54,466)
                                                   ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                            $      8,616    $     10,221
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     For the
                                                                   Period from
                                                                    August 28,
                                                                      2006
                                                                    (date of
                                                                   development
                                  Three Months    Three Months        stage)
                                      Ended           Ended          through
                                   August 31,      August 31,       August 31,
                                      2008            2007            2008
                                  ------------    ------------    ------------
Revenue                           $       --      $       --      $       --
                                  ------------    ------------    ------------
Expenses:
  Legal and accounting fees              3,854             948          37,266
  Professional fees                        820            --             5,572
  Directors fees                          --              --            10,000
  Corporate fees                          --              --             3,965
  Other                                    241             270           2,312
                                  ------------    ------------    ------------
     Total Expenses                     (4,915)          1,218          59,115
                                  ------------    ------------    ------------
Net Operating (Loss)                    (4,915)         (1,218)        (59,115)
                                  ------------    ------------    ------------

Other Income:
  Other Income
   Forgiveness of debt (Note 6)           --              --           388,757
                                  ------------    ------------    ------------
  Total Other Income                      --              --           388,757
                                  ------------    ------------    ------------
Net Income (Loss)                 $     (4,915)   $     (1,218)   $    329,642
                                  ============    ============    ============

Per Share                         $        Nil    $        Nil    $        .29
                                  ============    ============    ============

Weighted Average Shares
  Outstanding                        3,332,595         322,574       1,156,189
                                  ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                    Period from
                                                                     August 28,
                                                                       2006
                                                                     (date of
                                                                    Development
                                    For the Three Months Ended       stage) to
                                            August 31,               August 31,
                                       2008            2007            2008
                                   ------------    ------------    ------------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                $     (4,915)   $     (1,218)   $    329,642
Forgiveness of debt                        --              --          (388,757)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
    payable and accrued expenses          3,221             628          21,866
                                   ------------    ------------    ------------
Net Cash (Used in) Operating
  Activities                             (1,694)           (590)        (37,249)
                                   ------------    ------------    ------------

Cash Flows from Investing
  Activities                               --              --              --
                                   ------------    ------------    ------------

Cash Flows from Financing
  Activities:
  Advance from affiliates                    89             590          20,865
  Issuance of stock for cash               --              --            25,000
                                   ------------    ------------    ------------
Net Cash Provided by Financing
  Activities                                 89             590          45,865
                                   ------------    ------------    ------------

Increase in Cash                         (1,605)           --             8,616
                                   ------------    ------------    ------------
Cash, Beginning of Period                10,221            --              --
                                   ------------    ------------    ------------
Cash, End of Period                $      8,616    $       --      $      8,616
                                   ============    ============    ============
Interest Paid                      $       --      $       --      $       --
                                   ============    ============    ============
Income Taxes Paid                  $       --      $       --      $       --
                                   ============    ============    ============

Supplemental Disclosure of
Non-Cash Transactions:

Conversion of debt for stock       $       --      $       --      $    343,936
                                   ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           August 31, 2008 (Unaudited)


(1)      Unaudited Financial Statements

The balance sheet as of August 31, 2008, the statements of operations and the statements of cash flows for the three month periods ended August 31, 2008 and 2007, have been prepared by Henry County Plywood Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 2008 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the May 31, 2008 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.


(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.


(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began August 28, 2006 when it commenced activities to become a reporting company with the Securities and Exchange Commission with the intention of becoming a publicly traded company.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           August 31, 2008 (Unaudited)

(4) Common Stock

The Company is authorized to issue 780,000,000 common shares with $.001 par value, and 20,000,000 shares of preferred stock with $.001 par value. As of August 31, 2008 there were 3,332,595 shares of common stock issued and outstanding.

During the year ended May 31, 2008, the Company issued 343,945 shares of common stock as settlement for outstanding debt totaling $343,936. Management determined that the value per share was $.009, for a total value of $3,096, resulting in forgiveness of debt of $340,840. Additionally, a total of 2,666,076 shares of common stock were issued to two individuals, 650,000 in October 2007 and 2,016,076 in March 2008, for cash totaling $25,000 plus an agreement to fund the Company's registration expenses in excess of $25,000. This resulted in a change in control of the Company. The 650,000 shares were issued when the Company was incorporated in Virginia with a par value of $1.00, resulting in a discount on stock. Effective March 17, 2008, the Company was reincorporated in Nevada with a par value for its common stock of $.001.

In accordance with an Agreement and Plan of Merger, effective March 17, 2008, Henry County Plywood adopted the capital structure of Henry County Plywood a Nevada corporation, which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share. On March 18, 2008, the issued and outstanding shares of our common stock automatically converted into shares of Henry County Plywood Nevada common stock at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Henry County Plywood Nevada common stock.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective March 17, 2008.


(5) Related Party Transactions

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

At August 31, 2008 and May 31, 2008, the Company owed $20,865 and $20,776, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand.

The Company entered into a verbal agreement with its two existing directors whereby the Company will pay $5,000 to a former director and $5,000 to a current director for services performed subsequent to the Company's registration with the Securities and Exchange Commission. Accrued expenses at August 31, 2008 and May 31, 2008 include the $10,000 commitment.


(6)  Debt Settlement

During the year ended May 31, 2007, a portion of the Company's creditors confirmed a zero balance owed by the Company, resulting in a write off of prior payables of $24,168. Additionally, a portion of the remaining Company's creditors agreed to write off a portion of their balance in exchange for a reduced future payment in cash, resulting in debt forgiveness of $23,749.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           August 31, 2008 (Unaudited)


In addition, the Company received debt settlement agreements to issue 343,945 shares of the Company's common stock in exchange for debt totaling $343,936. Management determined that the value per share was $.009, for a total value of $3,096, resulting in forgiveness of debt of $340,840. On March 18, 2008, each creditor was issued shares per their agreements, as amended. Those creditors who have not settled with the Company comprise $21,040 of the balance in accounts payable.

The following summarizes debt forgiveness during the year ended May 31, 2007:

         Write off of prior payables                 $   24,168
         Cash settlement                                 23,749
         Conversion to stock                            340,840
                                                     ----------
         Total debt forgiveness                      $  388,757
                                                     ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended August 31, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 31, 2008, the Company had no material commitments for capital expenditures.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.


ITEM 4T CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management on a timely basis. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None during the three-month period covered by this report.

Item 5.  Other Information

None.

Item 6.  Exhibits

         Exhibit 31  Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32  Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Henry County Plywood Corporation




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                September 24, 2008

BY(Signature)                         /s/ David Lilja
(Name and Title)                      David Lilja, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                September 24, 2008