Form 10-Q
period 2008-11-30
HENRY COUNTY PLYWOOD CORP
filed 2008-12-23
CIK 1433551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                        Commission File Number: 000-53208

                        HENRY COUNTY PLYWOOD CORPORATION

        (Exact name of small business issuer as specified in its charter)


            Nevada                                          54-0484915
-------------------------------                ---------------------------------
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

                                  Yes X No ___

As of December 17, 2008, the Registrant had 3,332,595 shares of common stock, $.001 par value per share, outstanding.

                                INDEX
                                -----
                                                                          Page
                                                                         Number
                                                                         ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of November 30, 2008
            (unaudited) and May 31, 2008                                    2

           Statements of Operations, Three Months
            ended November 30, 2008 and 2007 (unaudited)                    3

           Statements of Operations, Six Months
            ended November 30, 2008 and 2007, and the period
            from August 28, 2006 (date of commencement of
            development stage) through November 30, 2008
            (unaudited)                                                     4

           Statements of Cash Flows, Six Months
            ended November 30, 2008 and 2007, and the period from
            August 28, 2006 (date of commencement of
            development stage) through November 30, 2008
            (unaudited)                                                     5

           Notes to Financial Statements                                    6

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                            9

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       9

 Item 4T.  Controls and Procedures.                                         9


Part II.  Other Information                                                10

 Item 1.   Legal Proceedings                                               10

 Item 1A.  Risk Factors                                                    10

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     10

 Item 3.   Defaults Upon Senior Securities                                 10

 Item 4.   Submission of Matters to a Vote of Security Holders             10

 Item 5.   Other Information                                               10

 Item 6.   Exhibits                                                        10

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Henry County Plywood Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of November 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                    November 30,      May 31,
                                                        2008           2008
                                                    (unaudited)    (see note 1)
Current Assets:
  Cash                                                    1,490         10,221
                                                    -----------    -----------
TOTAL ASSETS                                        $     1,490    $    10,221
                                                    ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                  $    14,896    $    26,911
  Accrued expenses                                       10,000         17,000
  Advances from affiliates (Note 5)                      28,096         20,776
                                                    -----------    -----------
   Total Current Liabilities                             52,992         64,687
                                                    -----------    -----------

     TOTAL LIABILITIES                                   52,992         64,687
                                                    -----------    -----------

Commitments and contingencies
  (Notes 1,2,3,4,5 and 6)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   3,332,595 issued and outstanding
   (Note 4)                                               3,333          3,333
  Additional paid-in capital                            347,337        347,337
  Accumulated (Deficit)                                (739,692)      (739,692)
  Retained earnings during the
   development stage                                    337,520        334,556
                                                    -----------    -----------
TOTAL STOCKHOLDERS' (DEFICIT)                           (51,502)       (54,466)
                                                    -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                             $     1,490    $    10,221
                                                    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three Months    Three Months
                                                    Ended           Ended
                                                November 30,    November 30,
                                                    2008            2007
                                                ------------    ------------
Revenue                                         $       --      $       --
                                                ------------    ------------
Expenses:
  Legal and accounting fees                            2,398              56
  Professional fees                                      735           1,116
  Directors fees                                        --              --
  Corporate fees                                        --             1,970
  Other                                                   53            --
                                                ------------    ------------
     Total Expenses                                   (3,186)          3,142
                                                ------------    ------------
Net Operating (Loss)                                  (3,186)         (3,142)
                                                ------------    ------------

Other Income:
  Other Income
   Forgiveness of debt (Note 6)                       11,065            --
                                                ------------    ------------
  Total Other Income                                    --              --
                                                ------------    ------------
Net Income (Loss)                               $      7,879    $     (3,142)
                                                ============    ============

Per Share                                       $        Nil    $        Nil
                                                ============    ============

Weighted Average Shares
  Outstanding                                      3,332,595         751,145
                                                ============    ============




The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     For the
                                                                  Period from
                                                                   August 28,
                                                                      2006
                                                                   (date of
                                                                  development
                                   Six Months      Six Months        stage)
                                     Ended           Ended          through
                                  November 30,    November 30,    November 30,
                                      2008            2007            2008
                                  ------------    ------------    ------------
Revenue                           $       --      $       --      $       --
                                  ------------    ------------    ------------
Expenses:
  Legal and accounting fees              6,252           1,003          39,664
  Professional fees                      1,555           1,116           6,232
  Directors fees                          --              --            10,000
  Corporate fees                          --             1,970           3,840
  Other                                    294             270           2,566
                                  ------------    ------------    ------------
     Total Expenses                     (8,101)          4,359          62,302
                                  ------------    ------------    ------------
Net Operating (Loss)                    (8,101)         (4,359)        (62,302)
                                  ------------    ------------    ------------

Other Income:
  Other Income
   Forgiveness of debt (Note 6)         11,065            --           399,822
                                  ------------    ------------    ------------
  Total Other Income                      --              --           399,822
                                  ------------    ------------    ------------
Net Income (Loss)                 $      2,964    $     (4,359)   $    337,520
                                  ============    ============    ============

Per Share                         $        Nil    $       (.01)   $        .24
                                  ============    ============    ============

Weighted Average Shares
  Outstanding                        3,332,595         754,883       1,396,253
                                  ============    ============    ============




The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                    Period from
                                                                     August 28,
                                                                        2006
                                                                     (date of
                                                                    Development
                                       For the Six Months Ended      stage) to
                                              November 30,          November 30,
                                          2008           2007           2008
                                      -----------    -----------    -----------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                   $     2,964    $    (4,359)   $   337,520
Forgiveness of debt                       (11,065)          --         (399,822)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
       payable and accrued expenses        (7,950)         2,191         10,696
                                      -----------    -----------    -----------
Net Cash (Used in) Operating
  Activities                              (16,051)        (2,168)       (51,606)
                                      -----------    -----------    -----------

Cash Flows from Investing
  Activities                                 --             --             --
                                      -----------    -----------    -----------

Cash Flows from Financing
  Activities:
  Advance from affiliates                   7,320          2,168         28,096
  Issuance of stock for cash                 --             --           25,000
                                      -----------    -----------    -----------
Net Cash Provided by Financing
  Activities                                7,320          2,168         53,096
                                      -----------    -----------    -----------

Increase in Cash                           (8,731)          --            1,490
                                      -----------    -----------    -----------
Cash, Beginning of Period                  10,221           --             --
                                      -----------    -----------    -----------
Cash, End of Period                   $     1,490    $      --      $     1,490
                                      ===========    ===========    ===========
Interest Paid                         $      --      $      --      $      --
                                      ===========    ===========    ===========
Income Taxes Paid                     $      --      $      --      $      --
                                      ===========    ===========    ===========

Supplemental Disclosure of
Non-Cash Transactions:

Conversion of debt for stock          $      --      $      --      $   343,936
                                      ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          November 30, 2008 (Unaudited)

(1)      Unaudited Financial Statements

The balance sheet as of November 30, 2008, the statements of operations and the statements of cash flows for the six month periods ended November 30, 2008 and 2007, have been prepared by Henry County Plywood Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at November 30, 2008 and for all periods presented, have been made.

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

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          November 30, 2008 (Unaudited)

(4) Common Stock

The Company is authorized to issue 780,000,000 common shares with $.001 par value, and 20,000,000 shares of preferred stock with $.001 par value. As of November 30, 2008 there were 3,332,595 shares of common stock issued and outstanding.

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

At November 30, 2008 and May 31, 2008, the Company owed $28,096 and $20,776, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand.

The Company entered into a verbal agreement with its two existing directors whereby the Company will pay $5,000 to a former director and $5,000 to a current director for services performed subsequent to the Company's registration with the Securities and Exchange Commission. Accrued expenses at November 30, 2008 and May 31, 2008 include the $10,000 commitment.


(6)  Debt Settlement

During the year ended May 31, 2007, a portion of the Company's creditors confirmed a zero balance owed by the Company, resulting in a write off of prior payables of $24,168. Additionally, a portion of the remaining Company's creditors agreed to write off a portion of their balance in exchange for a reduced future payment in cash, resulting in debt forgiveness of $23,749.

                        HENRY COUNTY PLYWOOD CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          November 30, 2008 (Unaudited)


In addition, the Company received debt settlement agreements to issue 343,945 shares of the Company's common stock in exchange for debt totaling $343,936. Management determined that the value per share was $.009, for a total value of $3,096, resulting in forgiveness of debt of $340,840. On March 18, 2008, each creditor was issued shares per their agreements, as amended. Those creditors who have not settled with the Company comprise $8,747 of the balance in accounts payable.

The following summarizes debt forgiveness during the year ended May 31, 2007:

         Write off of prior payables                 $   24,168
         Cash settlement                                 23,749
         Conversion to stock                            340,840
                                                     ----------
         Total debt forgiveness                      $  388,757
                                                     ==========

During the period ended November 30, 2008, a portion of the Company's creditors accepted a cash payment of $.10 per dollar owed by the Company as full payment of the Company's payables. This resulted in debt forgiveness of $11,065.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended November 30, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At November 30, 2008, the Company had no material commitments for capital expenditures.


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



REGISTRANT                            Henry County Plywood Corporation




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                December 17, 2008

BY(Signature)                         /s/ David Lilja
(Name and Title)                      David Lilja, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                December 17, 2008