Form 10-Q
period 2009-03-31
Sino Green Land Corp
filed 2009-05-15
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 000-53208

SINO GREEN LAND CORPORATION

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6/F No. 947, Qiao Xing Road, Shi Qiao Town

Pan Yu District, Guang Zhou

People's Republic of China

 (Address of principal executive offices, Zip Code)

86-20-84890337

 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2009 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	83,314,851

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$479,139	$544,860
Accounts receivable, net	187,740	200,731
Advances to suppliers	485,153	497,568
Due from related parties	356,063	352,799
Inventories	6,733	16,931
Other current assets	346,896	58,046
Total Current Assets	1,861,723	1,670,934

Property and Equipment, net	120,269	139,765

Long-term Prepayments	17,010,390	16,258,707

Total Assets	$18,992,382	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$997,611	$1,529,787
Advances from customers	56,357	56,443
Due to related parties	1,108,899	129,444
Convertible debenture	461,120	313,627
Total Current Liabilities	2,623,987	2,029,300

Shareholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 83,314,851 and 81,648,554 issued and outstanding as of March 31, 2009 and December 31, 2008	83,315	81,649
Additional Paid-in capital	5,417,686	5,419,351
Other comprehensive income	1,049,032	1,075,973
Retained earnings	9,818,362	9,463,134
Total shareholders' equity	16,368,395	16,040,017

Total Liabilities and Stockholders' Equity	$18,992,382	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	MARCH 31,
	2009	2008
Net sales	$18,530,563	$7,842,711

Cost of goods sold	16,407,579	6,793,365

Gross profit	2,122,984	1,049,346

Operating expenses
Selling expenses	399,055	220,806
General and administrative expenses	936,952	90,320

Total operating expenses	1,336,007	311,126

Operating income	786,977	738,220

Other income(expense)
Interest income (expenses), net	(22,500)	377
Beneficial conversion feature expense	(125,000)	-
Change in derivative liability	-	-
Others, net	(284,248)	-
Total other income	(431,748)	377

Income before income tax expense	355,229	738,596

Income tax expense	-	-

Net income	355,229	738,596

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(26,941)	31,510

Comprehensive income	$328,288	$770,106

Net income per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of shares outstanding
Basic	$83,314,851	$81,648,554
Diluted	$83,866,207	$81,648,554

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	MARCH 31,
	2009	2008
Cash flows from operating activities
Net income	$355,229	$738,596
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21,010	17,057
Amortization	-	1,127
Decrease / (Increase) in current assets
Accounts receivable	12,679	73,007
Inventories	10,168	13,755
Advances to suppliers	11,652	-
Other current assets	(288,803)	(3,256)
Increase in current liabilities
Accounts payable & accrued exp	(477,268)	(60,470)
Advances from customer	-	(46,856)
Tax payables	509	943
Other payables	(55,344)	48,571

Net cash provided by (used in) operating activities	(410,169)	782,473

Cash flows from investing activities
Acquisition of plant, property, and equipment	(1,736)	(885)
Acquisition of long-term prepaid expense	-	(458,456)
Long-term prepaid expense	(776,066)	-
Intercompany / related party	(3,631)	166,117
Net cash used in investing activities	(781,433)	(293,223)

Cash flows from financing activities
Due to related parties	979,234	(153,003)
Convertible debenture	147,500	-
Net cash provided by (used in) financing activities	1,126,734	(153,002)

Effect of exchange rate change on cash and cash equivalents	(852)	38,067

Net increase in cash and cash equivalents	(65,720)	374,315

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$479,139	$817,361

Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND
THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	Common Stock
			Additional	Other		Total
			Paid in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earning	Equity
Balance January 1, 2005	2	$2	$-	$-	$-	$2

Foreign currency translation gain	-	-	-	-	-	-

Transfer to statutory reserve	-	-	-	-	-	-

Net income for the year ended December 31, 2005	-	-	-	-	-	-

Balance as of December 31, 2005	2	2	-	-	-	2

Foreign currency translation gain	-	-	-	31,510	-	31,510

Net income for the year ended December 31, 2006	-	-	-	-	738,596	738,596

Balance as of December 31, 2006	2	2	-	35,198	1,347,624	1,382,824

Shares issuance for cash	998	998	-	-	-	998

Deemed dividend on the acquisition of two subsidiaries	-	-	-	-	(365,755)	(365,755)

Contribution by a shareholder	-	-	5,000,000	-	-	5,000,000
				262,980		262,980
Foreign currency translation gain	-	-	-	-	-	-

Net income for the year ended December 31, 2007	-	-	-	-	3,879,896	3,879,896

Balance as of December 31, 2007	81,648,554	$81,649	$4,919,351	$298,178	$4,861,766	$10,160,944

Contribution by a shareholder	-	-	500,000	-	-	500,000
						-
Foreign currency translation gain	-	-	-	777,795	-	777,795

Net income for the year ended December 31, 2008	-	-	-	-	4,601,367	4,601,367
						-
Balance as of December 31, 2008	81,648,554	81,649	5,419,351	1,075,973	9,463,133	16,040,106

Recapitalization due to reverse acquisition	1,666,297	1,666	(1,666)	-	-	-
Foreign currency translation gain	-	-	-	(26,941)	-	(26,941)
Net income for the three months ended March 31, 2009	-	-	-	-	355,229	355,229
Balance as of March 31, 2009	83,314,851	$83,315	$5,417,686	$1,049,032	$9,818,362	$16,368,395

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Henry County Plywood Corporation (“we’, “us”, “the Company”) was incorporated in 1948 under the laws of the State of Virginia. On September 30, 2005, the Company was terminated, by administrative action of the Commonwealth of Virginia as a result of non-filing of required documents with the State of Virginia. Effective December 2007, the Company reinstated its charter. On March 3, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada, which became effective March 17, 2008. Effective August 28, 2006, the Company commenced activities to become a reporting company with the Securities and Exchange Commission (“SEC”) with the intention to become a publicly trading company.

On January 15, 2009, the Company completed the acquisition of Organic Region Group Limited (“Organic”) pursuant to a share exchange agreement with Organic Region and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd., Guangzhou Organic Region Agriculture Ltd., Fuji Sunrise International Enterprises Limited, Southern International Develop Limited and HK Organic Region Limited and the shareholders of Organic. Pursuant to the Share Exchange Agreement, the Organic Region Shareholders transferred all of the shares of the capital stock of Organic Region held by them, constituting all of the issued and outstanding capital stock of Organic Region, in exchange for 81,648,554 newly issued shares of our common stock, which constituted 98% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

On March 23, 2009 the Company changes its name to Sino Green Land Corporation.

Organic Region Group Limited was incorporated in The British Virgin Islands on January 30, 2003.

On July 20, 2004, an individual was issued a Business License by local government which permits a business to operate as an Individual Business Entity under the name of Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Under Chinese law, an Individual Business Entity is treated as a separate legal entity with status separate and distinct from a natural person.

On January 1, 2005, Organic entered into exclusive arrangements with Guangzhou Greenland that give Organic the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidated the financial results of Guangzhou Greenland as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities” in the accompanying financial statements.

Nature Institution Group Ltd. (“NI Group”) was incorporated in The British Virgin Islands on January 2, 2003.

Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Greenland”) was founded in Guangdong province, China as a wholly owned subsidiary of NI Group on January 3, 2004, with a registered capital of $5,000,000 settled on a three-stage installment arrangement, also a further capital subscription of $1,500,000. Zhuhai Greenland is involved in retailing and wholesaling of agricultural products, developing ecological agriculture and agricultural sciences as well as environmental protection.

On September 24, 2004 Nature Institution Group Ltd. invested in another entity - Guangzhou Organic Region Agriculture Ltd. (“GZ Greenland Agriculture”) in Guangdong province, China. GZ Greenland Agriculture is dedicated to the contemporary agricultural products processing, researching, production and marketing with registered capital of $500,000.

On December 31, 2007, an agreement was signed between Organic and NI Group under which Organic acquired the 100% ownership of Zhuhai Greenland from NI Group in the amount of $5,000,000. The transaction consummated on December 31, 2007.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Organic and NI Group reached another agreement on November 13, 2007, under which, NI Group transferred 100% ownership of GZ Greenland Agriculture to the Company for no additional Compensation since GZ Greenland Agriculture had negative equity as of the contract date. The transaction was consummated on December 31, 2007.

One shareholder of NI Group who had 13.5% ownership was the 50% shareholder of the Company before the Company acquired two subsidiaries from NI Group on 2007. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since the two acquisitions represented transactions between related parties. The shortage of historical value of the assets over purchase price consideration has been recorded as deemed dividend to the shareholders. As of December 31, 2007, Zhuhai Greenland and GZ Greenland Agriculture are two wholly owned subsidiaries of Organic.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the three month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

b. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zhuhai Greenland and GZ Greenland Agriculture, Fuji Sunrise International Enterprises Limited, HK Organic Region Limited, Southern International Develop Limited together with its 100% Variable Interest Entity (VIE), Guangzhou Greenland. All significant inter-company accounts and transactions have been eliminated in consolidation.

In accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On January 1, 2005, Organic entered into exclusive arrangements with Guangzhou Greenland that give us the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidates the financial results of Guangzhou Greenland as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

a.	Guangzhou Greenland holds the licenses necessary to operate its fruit trading business in China.

b.

The Company provides exclusive the privilege to purchase the fruit and vegetables and other general business operation services to Guangzhou Greenland in return for a consulting services fee which is equal to Guangzhou Greenland’s revenue.

c.

Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agrees to entrust all the rights to exercise their voting power to the person appointed by the Company.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

e. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the Company had accounts receivables, of $187,740 and $200,731 net of allowance for bad debts in the amount of $9,250 and $9,264, respectively.

f. Advances to suppliers

The Company provides advances to certain vendors for purchase of its products. As of March 31, 2009 and December 31, 2008, the advances to suppliers amounted to $485,153 and $497,568, respectively.

h. Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 10 years for manufacturing machinery, 5 years for office equipment, and 5 years for motor vehicle.

j. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Sales

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. Sales taxes are not recorded as a component of sales.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Revenue recognition (Continued)

Cost of Good Sold

The “Cost of Good Sold” line item of the Consolidated Statements of Income includes product costs, net of discounts and allowances. Discounts provided to the Company by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered.

All other costs, including warehousing costs, transportation costs; salaries, rent expense and depreciation expense, are shown separately in Selling Expense or General and Administrative Expense in the Consolidated Statements of Incomes.

k. Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

l. Foreign currency translation

The Company uses the United States dollar ("USD" or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

m. Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Fair values of financial instruments (Continued)

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable and other payables.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

n. Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment.

p. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009.. Management does not believe this pronouncement will have a material effect on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. The Company will be required to expense costs related to any acquisitions after December 31, 2008. Management does not believe this pronouncement will have a material effect on financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Manufacturing machinery	$404,076	$411,299
Office equipment	39,716	38,037
Motor vehicle	24,158	17,589

Less: Accumulated Depreciation	(347,681)	(327,160)
Property & Equipment, net	$120,269	$139,765

Depreciation expenses for the three month periods ended March 31, 2009 and 2008 were $21,010 and $17,057 respectively.

4. DUE FROM/(TO) RELATED PARTIES

The Company had a balance due from one company who is under common control. The amounts were $356,063 and $352,799 as of March 31, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

The Company had due to related parties which are due to two companies which are under common control. The amounts were $858,899 and $129,444 as of March 31, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

As of March 31, 2009 and December 31, 2008, the Company has short-term note payable to shareholders in the amount of $250,000 and $0, respectively.

On January 15, 2009, the Company entered into a redemption agreement, or the Redemption Agreement, with the Majority Stockholders, whereby the Majority Stockholders surrendered an aggregate of 1,666,298 shares of our common stock for redemption in exchange for our issuance of a convertible promissory note to each, or the Notes, in the aggregate principal amount of five hundred thousand dollars $500,000 in favor of the Majority Stockholders.

On March 31, 2009, the Company entered into a verbal agreement with the Majority Stockholders, pursuant to which the Company paid the Majority Stockholders $250,000, or one-half, of the principal amount due under the Notes and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. Subsequently, the Company paid $250,000 on April 27, 2009.

5. LONG-TERM PREPAYMENTS

GZ Greenland Agriculture has entered in to eight land leasing and developing agreements with various parties since 2005. The various parties are authorized to manage and plant the lands by GZ Greenland Agriculture who in return has the priority to purchase the agricultural products at fair market price. The life term of the rental agreements are twenty-five years with various due dates. GZ Greenland Agriculture is contracted to pay the fixed leasing fee of the entire contract period in lump sum at the inception of the agreements. GZ Greenland Agriculture uses straight-line method to amortize the Long-term prepayments, during the life time of the contracts. As of March 31, 2009 and December 31, 2008, the Company has Long-term prepayments (net) in the amount of $17,010,039 and $16,258,707, respectively.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM PREPAYMENTS (Continued)

The details of Long-term prepayments are listed below as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Long-term prepayment –Cost	$18,375,280	$17,450,561
Accumulated amortization	(1,364,890)	(1,191,854)
Net	$17,010,390	$16,258,707

Amortization expenses for the three month periods ended March 31, 2009 and 2008 were $776,066 and $528,461 respectively.

Amortization expenses for the next five years after March 31, 2009 are as follows:

2010	$735,011
2011	735,011
2012	735,011
2013	735,011
2014	735,011
After	13,335,534
Total	$17,010,390

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$783,356	$804,438
Accrued payroll	61,499	90,916
Accrued expenses	131,155	557,692
Other payable	21,602	76,741
	$997,611	$1,529,787

7. SHORT-TERM CONVERTIBLE NOTES

On April 23, 2008, the Company issued four convertible notes to various investors in the total amount of $500,000 that accrues interest at 18% per annum and is due on April 23, 2009. The convertible notes are due on April 23, 2009 with 18% annum interest rate. In addition, the Company also issued to the investors warrants. The Warrants are exercisable after the consummation of the Company’s going public transaction per the term of warrant agreements.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the outstanding principal plus all interest accrued, at the Note holder’s option, be converted on the maturity date, into shares of Issuer’s equity securities if going public transaction does not consummate on or before the maturity date. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The fair value of the beneficial conversion feature will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature at the inception of these convertible notes was $363,308 as of December 31, 2009. The first $500,000 of these discounts has been shown as a discount to the convertible notes which will be amortized over the term of the debentures.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. SHORT-TERM CONVERTIBLE NOTES (Continued)

As of December 31, 2008, $313,627 net of debt discount of $153,425 and debt issuance cost of $32,948 was booked as convertible debt. The Company accrued $62,384 interest expenses for the said convertible notes as of December 31, 2008, which was due on Maturity date of the notes per agreements.

As of March 31, 2009, $461,120 net of debt discount of $125,000 and debt issuance cost of $32,948 was booked as convertible debt. The Company accrued $22,500 interest expenses for the said convertible notes as of March 31, 2009, which was due on Maturity date of the notes per agreements. The note is currently in default due to non-payment at the maturity date of April 23, 2009.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the acquisition of Organic Region pursuant to a share exchange agreement, or the Share Exchange Agreement, with Organic Region and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd., Guangzhou Organic Region Agriculture Ltd., Fuji Sunrise International Enterprises Limited, Southern International Develop Limited and HK Organic Region Limited and the shareholders of Organic Region. Pursuant to the Share Exchange Agreement, the Organic Region Shareholders transferred all of the shares of the capital stock of Organic Region held by them, constituting all of the issued and outstanding capital stock of Organic Region, in exchange for 81,648,554 newly issued shares of our common stock, which constituted 98% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

On December 31, 2007, Organic entered an agreement with NI Group under which the Company acquired the 100% ownership of Zhuhai Greenland from NI Group in exchange for a cash purchase consideration of $5,000,000. The Company and NI Group reached another agreement, under which NI Group transferred 100% ownership of GZ Greenland Agriculture to the Company at no additional compensation, as GZ Greenland Agriculture had a negative equity as of the agreement date. Both transactions were consummated on December 31, 2007.

A 13.5% shareholder of NI Group was also a 50% shareholder of the Company before the acquisition. The two acquisitions were recognized as acquisitions between related parties. The acquisition was accounted for utilizing historical costs in a manner similar to that employed under the pooling of interest method due to related party transaction

The assets and liabilities as of December 31, 2007 of the two companies acquired were combined at historical cost. Zhuhai Greenland and GZ Greenland Agriculture’s results of operations have been included in the consolidated financial statements since the date of acquisition.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY TRANSACTIONS (Continued)

The following table presents the allocation of the acquisition cost of Zhuhai Greenland and GZ Greenland Agriculture, to the combined assets acquired and liabilities assumed:

Cash	$5,854
Account receivable, net	104,779
Advance to suppliers	19,377
Inventories	24,477
Other current assets	27,676
Fixed assets, net	161,857
Long-term prepayments	9,558,194
Total assets	9,902,215

Accounts payable and accrued expenses	270,437
Advance from customers	77,854
Other payables	4,919,679
Total liabilities	5,267,970

Net assets as of 12-31-2007	4,634,246

Consideration paid	5,000,000

Deemed dividend	$365,755

As of December 31, 2007, a shareholder, contributed funds amounting $5,000,000 in to the Company.

9. INCOME TAXES

The Company is registered in The British Virgin Islands and has operations in primarily two tax jurisdictions – the British Virgin Island (BVI) and People’s Republic of China (PRC). For certain operations in PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009 and December 31, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2009 and 2008:

	2009	2008
PRC Current Income Expense	$-	$-
Total Provision for Income Tax	$-	$-

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the three months ended March 31, 2009 and 2008.

	2009		2008
Tax rate in BVI	0%		0%
Foreign income tax - PRC	25%		33%
Exempt from income tax	(25%	)	(33%	)
Foreign income tax – PRC(VIE)	1.8%		1.8%
Exempt from income tax due to special tax policies	(1.8%	)	(1.8)%
Tax expense at actual rate	0%		0%

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Zhuhai Greenland and GZ Greenland Agriculture are subject to two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs which will be started from the first year the FIE generates net profit.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued until it is expired.

GZ Greenland Agriculture has a two year income tax exemption in 2008 and 2009. 50% tax reduction from 2010 to 2012.

The income tax rate of Xiong Luo, who is part of consolidated financials statement as of March 31, 2009 and December 31, 2008 as a VIE, is 1.8% of the fixed income amount accounted by the local national tax bureau in which he conducts the businesses.

10. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Operations of the Company are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

Operations of the Company in the PRC are subject to specific considerations and significant risks. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Results of operations of the company may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. MAJOR CUSTOMERS AND VENDORS

There were no major customers who accounted for more than 10% of the total net revenue for the three month periods ended March 31, 2009 and for the year ended December 31, 2008.

Three vendors provided 79%, 13% and 8% of the goods to the Company during the three month periods ended March 31, 2009. Three vendors provided 91%, 3% and 6% of the goods to the Company during the year ended December 31, 2008. Accounts payable to these vendors amounted $783,356 and $804,438 on March 31, 2009 and December 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12. COMMITMENT

Operation Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses $26,363 and $26,882 for the three months ended March 31, 2009 and 2008.

The rent expenses for the next five years after March 31, 2009 are as follows:

2009	$86,938
2010	49,090
2011	51,025
2012	32,063
2013	28,611
After	72,775
$320,502

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the price of our products could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; or the loss of key members of our senior management; any of the factors and risks mentioned in the “Risk Factors” sections of our amended current report on Form 8-K/A filed on April 22, 2009 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Group,” the “Company,” “we,” “us” or “our” are to Sino Green Land Corporation, a Nevada corporation, and its direct and indirect subsidiaries: Organic Region Group Limited, or Organic Region, a BVI limited company; Fuji Sunrise International Enterprises Limited, or Fuji Sunrise, a BVI limited company; HK Organic Region Limited, or HK Organic, a Hong Kong limited company; Southern International Develop Limited, or Southern International, a BVI limited company; Zhuhai Organic Region Modern Agriculture Ltd., or Zhuhai Organic, a PRC limited company; and Guangzhou Organic Region Agriculture Ltd., or Guangzhou Organic, a PRC limited company, as well as its variable interest entity, or VIE, Guangzhou Greenland Co. Ltd., or Guangzhou Greenland, a PRC limited company; (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; and (vii) “China” and “PRC” are to the People’s Republic of China.

Overview of Our Business

We are a Nevada holding company whose PRC-based operating subsidiaries, Zhuhai Organic and Guangzhou Organic, are primarily engaged in the wholesale distribution, marketing and sales of high-value fruits and vegetables to wholesale centers and supermarkets in China. Our main products include Fuji Apples, Emperor Bananas and Tangerine Oranges. Our products are sourced directly from farming cooperative groups on leased plantations throughout China to whom we provide varying degrees of farming, harvesting and marketing services. We distribute our products through our established distribution network and trading agents who sell our products to customers throughout China.

Our products are considered staples in Chinese consumers’ daily life, similar to rice and meat, and historically, demand for such staples has not fluctuated with the ups and downs of the general economy. As a result, we have not yet seen a significant negative impact on our business from the current economic downturn and the global credit crisis. However, if economic conditions further deteriorate, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers and creditors, we could see a reduction in the demand for our products which could have a material adverse effect on our business operations.

Recent Developments

On January 15, 2009, we entered into a redemption agreement, or the Redemption Agreement, with Michael Friess and Sanford Schwartz, or the Majority Stockholders, whereby the Majority Stockholders surrendered an aggregate of 1,666,298 shares of our common stock for redemption in exchange for our issuance of a convertible promissory note to each, or the Notes, in the aggregate principal amount of five hundred thousand dollars $500,000 in favor of the Majority Stockholders. The Notes bear interest at an annual rate equal to the short term applicable federal rate as published by the United States Internal Revenue Service for avoidance of imputed interest from the date thereof, computed on the basis of a 360 day year. The principal and accrued interest of the Notes is payable on the earlier of the consummation of a financing with gross proceeds of at least $2,000,000 or March 31, 2009, provided that the principal is subject to setoff and holdback rights to secure the Majority Stockholders’ indemnification obligations under an indemnification agreement, or the Indemnification Agreement, that we entered into with the Majority Stockholders on January 15, 2009. If the Notes are not paid off at maturity, the Majority Stockholders may, at their sole option, choose to either (i) extend the maturity date by three months and increase the aggregate principal amount of the notes to $750,000, or (ii) convert the Notes into a number of shares of our common stock such that, following conversion, the Majority Stockholders, together will all other stockholders of the Company immediately prior to the consummation of the reverse acquisition of Organic Region on January 15, 2009, will own, in the aggregate, 49% of our outstanding capital stock; provided that if the Majority Stockholders choose to convert their Notes at such time, we will have the right, within six months of the date of conversion, to repurchase all such shares for an aggregate purchase price of $825,000. If the Majority Stockholders choose to extend the maturity date as described above, and the Notes are not paid by the extended maturity date, the Majority Stockholders will have the option to either (i) further extend the maturity date by an additional three months and increase the aggregate principal amount of the notes to $1,000,000, or (ii) convert the Notes into a number of shares of our common stock such that, following conversion, the Majority Stockholders, together will all other stockholders of the Company immediately prior to the consummation of the reverse acquisition transaction, will own, in the aggregate, 49% of our outstanding capital stock; provided that if the Majority Stockholders choose to convert their Notes at such time, we will have the right, within six months of the date of conversion, to repurchase all such shares for an aggregate purchase price of $1,100,000. If the Majority Stockholders convert the Notes as described above and we do not repurchase all such shares issued upon conversion, following the expiration of the applicable period allowing for the repurchase of such shares, the Majority Stockholders will receive demand registration rights with respect to all shares of our common stock then owned by them.

On March 31, 2009, we entered into a verbal agreement with the Majority Stockholders, pursuant to which we paid the Majority Stockholders $250,000, or one-half, of the principal amount due under the Notes and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. We paid the remaining $250,000 on April 27, 2009, therefore no amounts remain due and payable under the Notes.

First Quarter Financial Performance Highlights

In spite of the current global economic downturn, we continued to experience strong demand for our products and services during the first quarter of 2009. The following are some financial highlights for the first quarter of 2009:

  Revenues: Our revenues were approximately $18.5 million for the first quarter of 2009, an increase of 136.28% from the same quarter of last year.

  Gross Margin: Gross margin was 11.46% for the first quarter of 2009, as compared to 13.38% for the same period in 2008.

  Net Income: Net income was approximately $0.4 million for the first quarter of 2009, a decrease of 51.90% from the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.004 for three months ended March 31, 2009, as compared to $0.009 for the same period last year.

Principal Factors Affecting our Financial Performance

Natural Disasters

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, which are difficult to anticipate and cannot be controlled by the company, may affect the supply of our products and disrupt our operations. Changes in weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the cost and supply of commodities, ingredients and raw materials, including fruits and vegetables. Additionally, these events can result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Taxation

United States and British Virgin Islands

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. Each of our subsidiaries, Organic Region, Fuji Sunrise and Southern International was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

China

Before the implementation of the New EIT Law described below, Foreign Invested Enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25.0% .

Under the current income tax laws and the related implementing rules, FIEs engaging in agriculture businesses, such as Guangzhou Organic, subject to approval from local taxation authorities, are entitled to a two-year tax exemption from PRC EIT. Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50.0% tax reduction for the three years thereafter. Due to a business interruption in 2008 related to its search for suitable space for its vegetable business, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business recovers. Currently, pursuant to income tax law and related implementing rules of the PRC, the income tax rate for foreign-capitalized enterprises is 25% and the value-added tax rate is 13%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2009			2008
	In	As a % of		In	As a % of
	Thousands	Net Sales		Thousands	Net Sales
Net Sales	18,531			7,843
Cost of Sales	16,408	88.54%		6,793	86.62%
Gross Profit	2,123	11.46%		1,049	13.38%
Operating Expenses
Selling Expenses	399	2.15%		221	2.82%
Administrative Expenses	937	5.06%		90	1.15%
Operating Income	787	4.25%		738	9.41%
Interest Expenses	(23)	(0.12%	)	-	-
Other (loss), net	(284)	(1.53%	)	-	-
Income Before Income Taxes	355	1.92%		739	9.42%
Net income	355	1.92%		739	9.42%
Foreign Currency translation gain (loss)	(27)	(0.15%	)	32	0.40%
Net income	328	1.77%		770	9.82%

Net Sales. Net sales increased approximately $10.7 million, or 136.28%, to approximately $18.5 million in the three months ended March 31, 2009 from approximately $7.8 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first quarter of 2009, as compared to the same period in 2008 because we cultivated an additional 28,000 mu (1 acre=6 mu) of land. This additional production contributed an additional $5.9 million in sales.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of sales increased approximately $9.6 million, or 141.52%, to approximately $16.4 million in the three months ended March 31, 2009 from approximately $6.8 million in the three months ended March 31, 2008. This increase was mainly due to increased production that resulted from the favorable weather and the increase in land area on which our products are produced.

Gross Profit and Gross Margin. Our gross profit increased approximately $1.1 million to approximately $2.1 million in the three months ended March 31, 2009 from approximately $1.0 million in the same period last year.

Gross profit as a percentage of net revenues was 11.46% and 13.38% for the three months ended March 31, 2009 and 2008, respectively. Our gross margin was relatively stable since it's largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the first quarters of 2008 and 2009.

Selling Expenses. Our selling expenses increased almost $0.2 million, or 80.73%, to approximately $0.4 in the three months ended March 31, 2009 from slightly more than $0.2 million in the same period last year. Our selling expenses increased with the increases in production from quarter to quarter. However, as a percentage of net sales, we were able to decrease our selling expenses as a percentage of net sales to 2.2% in the three months ended March 31, 2009 from 2.8% in the same period of 2008.

Administrative expenses. Our administrative expenses increased approximately $0.8 million, or 937.37%, to approximately $0.9 million in the three months ended March 31, 2009 from approximately $0.1 million in the three months ended March 31, 2008. Our administrative expenses increased during the first quarter of 2009 as a result of fees and expenses related to the reverse merger transaction which was consummated on January 15, 2009. As a percentage of net sales, administrative expenses increased to 3.7% in the three months ended March 31, 2009, as compared to 1.2% in the same period last year.

Other Loss. Other income primarily consists of sundry income. Other income decreased $22,877, to $(22,500) in the three months ended March 31, 2009, from $377 in the same period last year due to interest payable under the $500,000 convertible notes.

Income Before Income Taxes. Income before income taxes decreased approximately $0.4 million, or 51.90%, to approximately $0.3 million in the three months ended March 31, 2009, from approximately $0.7 million in the same period of 2008. Despite the increase in our gross profit and operating income during this quarter, our income before income taxes declined as a result of (1) an increase of beneficial conversion feature expense and (2) Organic Region’s payment of liabilities incurred by Guangzhou Organic, in connection with a $284,000 loan obtained by Guangzhou Organic during the period. Income before income taxes as a percentage of net sales decreased to 1.92% in the three months ended March 31, 2009, from 9.42% in the same period last year.

Net Income. Our net income decreased approximately $0.4 million, or 51.90%, to approximately $0.3 million in the three months ended March 31, 2009, from approximately $0.7 in the same period last year. We achieved much higher sales in the first quarter of 2009 compared to the first quarter of 2008 as a result of more favorable weather conditions and an increase in land on which our products are produced, and we kept our increases in cost of sales in line with the increases in sales. However, our net income declined from quarter to quarter because our administrative expenses were dramatically increased during this quarter as a result of the consummation of our reverse merger transaction, other one-time expenses related to our VIE during the 2009 period. We do not anticipate that our administrative expenses will continue at this level in future quarters.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $0.5 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(410)	$782
Net cash used in investing activities	(781)	(293)
Net cash provided by (used in) financing activities	1,127	(153)
Net cash flows	(66)	374

Operating Activities

Net cash used in operating activities was approximately $0.4 million in the three months ended March 31, 2009, a decrease of approximately $1.2 million, from approximately $0.8 million in net cash provided by operating activities in the same period last year. Such decrease of net cash provided by operating activities was primarily attributable to Organic Region’s payment of liabilities incurred by Guangzhou Organic and to increases in accounts payable and accrued selling expenses.

Investing Activities

Our cash used in investing activities primarily consists of payments related to the acquisition or sale of property, plant and equipment.

Net cash used for investing activities in the three months ended March 31, 2009 and 2008 was approximately $0.8 million and $0.3 million, respectively. This $0.5 million increase in net cash used for investing activities was mainly attributable to payments of expenses related to our lease of 4,600 mu land.

Financing Activities

Net cash generated by financing activities in the three months ended March 31, 2009 totaled approximately $1.1 million, compared to approximately $0.2 million in net cash used in financing activities in the same period last year. The difference in the cash generated by financing activities for 2009 and 2008 is attributable to loans from related parties on January 15, 2009 disclosed elsewhere herein, which was used for cash consideration and the payment of administrative expenses in connection with the reverse acquisition transaction.

On April 23, 2008, we issued convertible notes and warrants to four investors, pursuant to a securities purchase agreement. We have assumed all obligations under the purchase agreement, notes and warrants. The notes have an aggregate principal amount of $500,000 and are payable on April 23, 2009. The notes bear interest at 18% per annum. If we do not repay the note on the maturity date, the note holders may convert the note into shares of our common stock at a per share conversion price equal to (x) 300% of our 2007 audited after tax net income, divided by (y) the number of our common stock outstanding immediately prior to such conversion, on a fully-diluted basis. In addition, in the event of a financing or a sale of our securities for more than $3 million, the notes will be automatically converted into shares of common stock at a conversion price equal to the quotient of the outstanding principal on the note, not including any interest, divided by 50% of the lowest cash purchase price paid in such a financing. In connection with the issuance of the notes, we also issued to the noteholders, five-year warrants for the purchase of an aggregate of $500,000 of shares of common stock at an exercise price equal to 115% of the per share price in such financing. We are in the process of negotiating with the noteholders for settlement of the amounts due under these notes.

On January 15, 2009, we also entered into the Redemption Agreement with the Majority Stockholders, whereby the Majority Stockholders surrendered an aggregate of 1,666,298 shares of our common stock for redemption in exchange for our issuance of the Notes, in the aggregate principal amount of five hundred thousand dollars $500,000 in favor of the Majority Stockholders. The Notes bear interest at an annual rate equal to the short term applicable federal rate as published by the United States Internal Revenue Service for avoidance of imputed interest from the date thereof, computed on the basis of a 360 day year. The principal and accrued interest of the Notes is payable on the earlier of the consummation of a financing with gross proceeds of at least $2,000,000 or March 31, 2009, provided that the principal is subject to setoff and holdback rights to secure the Majority Stockholders’ indemnification obligations under the Indemnification Agreement. On March 31, 2009, we entered into a verbal agreement with the Majority Stockholders, pursuant to which we paid the Majority Stockholders $250,000, or one-half, of the principal amount due under the Notes and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. We paid the remaining $250,000 on April 27, 2009, therefore no amounts remain due and payable under the Notes.

Capital Expenditures

Our capital expenditures were approximately $0.8 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Our capital expenditures were primarily used to rent the land on which the products we purchase from suppliers are grown. Our material capital expenditure requirement for fiscal year 2009 is expected to be approximately $12 million, which will be used to lease additional land and to establish a processing and packing factory.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

Below is a summary of our current obligations under material contracts:

  On January 1, 2005, Organic Region and Mr. Xiong Luo, our Chief Operating Officer, entered into an exclusive arrangement, whereby Organic Region agreed to provide consulting services, including business operations, human resources and research and development services, to Mr. Luo, the holder of licenses necessary to operate our fruit trading business in China, in connection with Guangzhou Greenland, an entity owned and controlled by Mr. Luo. In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland and we obtained the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approval all matters requiring shareholder approval. Mr. Luo also irrevocably granted us an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise their voting power to the person appointed by us. As a result of this arrangement, we consolidate the financial results of Guangzhou Greenland as our variable interest entity, pursuant to Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R.

  On April 23, 2008, we issued convertible notes and warrants to four investors, pursuant to a securities purchase agreement. We have assumed all obligations under the purchase agreement, notes and warrants. The notes have an aggregate principal amount of $500,000 and are payable on April 23, 2009. The notes bear interest at 18% per annum. If we do not repay the note on the maturity date, the note holders may convert the note into shares of our common stock at a per share conversion price equal to (x) 300% of our 2007 audited after tax net income, divided by (y) the number of our common stock outstanding immediately prior to such conversion, on a fully-diluted basis. In addition, in the event of a financing or a sale of our securities for more than $3 million, the notes will be automatically converted into shares of common stock at a conversion price equal to the quotient of the outstanding principal on the note, not including any interest, divided by 50% of the lowest cash purchase price paid in such a financing. In connection with the issuance of the notes, we also issued to the noteholders, five-year warrants for the purchase of an aggregate of $500,000 of shares of common stock at an exercise price equal to 115% of the per share price in such financing. We are in the process of negotiating with the noteholders for settlement of the amounts due under these notes.

We are also party to several land lease cooperation development agreements with our suppliers, including:

  Lease Agreement, dated May 4, 2004, between Guangzhou Organic and Apple Association of Kuibai Town, Luochuan County, or the Apple Association, pursuant to which the Apple Association, on behalf of the villagers in Kuibai Town, Luochuan County of Shaanxi Province, leased a 30,130mu apple plantation to Guangzhou Organic for RMB1,300 per mu or a total of RMB 39,169,000 (approximately $5,760,000). The agreement is for a term of 25 years, from June 1, 2005 to May 30, 2030.

  Lease Agreement, dated October 29, 2007, between Guangzhou Organic and the Apple Association, pursuant to which the Apple Association, on behalf of the villagers in Kuibai Town, Luochuan County of Shaanxi Province, leased a 21,000mu apple plantation to Guangzhou Organic for a price of RMB1,300 per mu or a total of RMB 27.3 million (approximately $3.9 million). The agreement is for a term of 25 years, from January 1, 2008 to December 31, 2033.

  Lease Agreement, dated October 17, 2006, between Guangzhou Organic and Fruits Association of Wanqingsha Town, Nansha District of Guangzhou City, or the Fruits Association, pursuant to which the Fruits Association, on behalf of the villagers in Wanqingsha Town, Nansha District of Guangzhou City, leased a 1,656.12mu banana plantation to Guangzhou Organic for RMB900 per mu or a total of RMB1.49 million (approximately $217,878). The agreement is for a term of 25 years, from January 1, 2007 to December 31, 2032.

  Lease Agreement, dated January 3, 2008, between Guangzhou Organic the Fruits Association, pursuant to which the Fruits Association, on behalf of the villagers in Wanqingsha Town, Nansha District of Guangzhou City, leased a 3,280mu banana plantation to Guangzhou Organic for RMB1,250 per mu or a total of RMB 4,100,000 (approximately $602,941). The agreement is for a term of 25 years, from August 1, 2008 to July 30, 2033.

  Lease Agreement, dated October 12, 2005, between Guangzhou Organic Guangxi Wanshanhong Fruits Co., Ltd, or Wanshanhong Fruits, pursuant to which Wanshanhong Fruits, on behalf of the villagers in Rong’an County of Guangxi Province, leased a 1,500mu tangerine plantation to Guangzhou Organic for RMB1,050 per mu or a total price of RMB1,575,000 (approximately $233,965). The agreement is for a term of 25 years, from October 1, 2006 to September 30, 2031.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Accounts Receivable – Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009, we had accounts receivables, of $187,740 net of allowance for bad debts in the amount of $9,250.

Inventories – Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of vegetables and fruits in the amount of $6,733 as of March 31, 2009.

Impairment – We apply the provisions of Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, issued by the Financial Accounting Standards Board, or FASB. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2009.

Revenue Recognition – Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenues from the sale of products are recognized at the point of sale of our products. Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. Sales taxes are not recorded as a component of sales. The “Cost of Good Sold” line item of the Consolidated Statements of Income includes product costs, net of discounts and allowances. Discounts provided to us by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered. All other costs, including warehousing costs, transportation costs; salaries, rent expense and depreciation expense, are shown separately in Selling Expense or General and Administrative Expense in the Consolidated Statements of Incomes.

Foreign Currency Translation – We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this statement in preparing those financial statements: (a) a brief description of the provisions of this statement; (b) the date that adoption is required; and (c) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Our management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning October 1, 2009. Our management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement replaces SFAS No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. “Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance,” explained Kevin Stoklosa, project manager. “By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions.” The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on our financial statements.

In May of 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

In May of 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

Seasonality

Our fresh fruits business is highly seasonal. Our Fuji Apples and Tangerine Oranges are harvested mainly during from mid-September to mid-November every year, while our Emperor Bananas grow in an eight month cycle. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. We plan to invest in a bigger and better processing line and packing house, including the construction of our own cold storage facilities in our base in Luo Chuan, Shaanxi, in order to avoid unnecessary fluctuations in seasonality.

We generally experience higher sales in the third and fourth fiscal quarters mainly due to our distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the supply diminishes after production ceases in November; and (ii) anticipation of higher demand for fruit processed products as a result of festive seasons at the end of the year and beginning of the following year such as Christmas and the Chinese spring festival.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in fruit products and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Chi Ming Leung, our Chief Executive Officer and Ms. Yong Qing Ma, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Leung and Ms. Ma concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 15, 2009, our board of directors approved an amendment of our Articles of Incorporation to (i) change our name from “Henry County Plywood Corporation” to “Sino Green Land Corporation” and (ii) include a provision regarding our election not to be governed by certain provisions of the Nevada Revised Statutes regulating control share acquisitions and recommended that the amendment be submitted to our stockholders for approval. On the January 20, 2009, Logo International Holdings Limited and Grand Will Investment Group Limited, each being the record holder of 30,618,207 shares of our common stock, together constituting 73.5% of our issued and outstanding shares of our common stock, adopted and approved the amendment by written consent in lieu of a meeting. The Certificate of Amendment of our Articles of Incorporation was filed with the Nevada Secretary of State on March 17, 2009 and became effective on such date. For details regarding the foregoing, see our Current Report on Form 8-K filed with the Commission on March 23, 2009.

Other than disclosed above, no matters were submitted during the first quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

No events occurred during the period covered by this Form 10-Q that were required to be disclosed in a report on Form 8-K during the period but not reported.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	SINO GREEN LAND CORPORATION

	By:	/s/ Chi Ming Leung
Chi Ming Leung, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)