Form 10-Q
period 2009-06-30
Sino Green Land Corp
filed 2009-08-14
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

6/F No. 947, Qiao Xing Road, Shi Qiao Town
Pan Yu District, Guang Zhou
People's Republic of China
(Address of principal executive offices, Zip Code)

86-20-84890337
(Registrant's telephone number, including area code)

     _____________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	104,943,337

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4. CONTROLS AND PROCEDURES.	26
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.	26
ITEM 1A. RISK FACTORS	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5. OTHER INFORMATION	27
ITEM 6. EXHIBITS	27

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$627,605	$544,860
Accounts receivable, net	225,852	200,731
Advances to suppliers	485,344	497,568
Due from related parties	241,574	352,799
Inventories	15,501	16,931
Other current assets	333,929	58,046
Total Current Assets	1,929,805	1,670,934

Property and Equipment, net	99,841	139,765

Long-term Prepayments	18,891,915	16,258,707

Total Assets	$20,921,561	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,087,064	$1,529,787
Advances from customers	48,739	56,443
Due to related parties	384,501	129,444
Due to shareholders	105,047	-
Convertible debenture	483,494	313,627
Total Current Liabilities	3,108,846	2,029,300

Commitment	-	-

Shareholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 87,480,593 and 81,648,554 issued and outstanding as of June 30, 2009 and December 31, 2008	87,481	81,649
Additional Paid-in capital	5,413,520	5,419,351
Other comprehensive income	908,745	1,075,973
Retained earnings	11,402,970	9,463,134
Total shareholders' equity	17,812,716	16,040,107

Total Liabilities and Stockholders' Equity	$20,921,561	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$21,775,636	$22,168,860	$40,306,199	30,011,571

Cost of goods sold	19,389,024	19,648,340	35,796,603	26,441,705

Gross profit	2,386,612	2,520,520	4,509,596	3,569,866

Operating expenses
Selling expenses	838,796	305,668	1,237,851	526,474
General and administrative expenses	372,528	537,898	1,309,480	628,218
Total operating expenses	1,211,324	843,566	2,547,331	1,154,692

Operating income	1,175,288	1,676,954	1,962,265	2,415,174

Other income (expense)
Interest income (expenses), net	-	(2,027)	(22,500)	(1,650)
Beneficial conversion feature expense	125,000	-	-	-
Others, net	284,320	(453)	72	(453)
Total other income	409,320	(2,480)	(22,428)	(2,103)

Net income	1,584,608	1,674,473	1,939,837	2,413,070

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(140,287)	90,995	(167,228)	122,505

Comprehensive income	$1,444,322	$ 1,765,469	$1,772,609	$2,535,576

Net income per share
Basic	$0.019	$1.005	$0.023	$1.448
Diluted	$0.018	$1.005	$0.023	$1.448

Weighted average number of shares outstanding
Basic	85,466,388	1,666,297	84,396,563	1,666,297
Diluted	86,017,744	1,666,297	84,947,919	1,666,297

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	June 30,
	2009	2008
Cash flows from operating activities
Net income	$1,939,837	$2,413,070
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	42,088	40,484
Amortization	423,991	137,975
Decrease / (Increase) in current assets
Accounts receivable	(25,338)	(51,182)
Inventories	1,410	15,828
Advances to suppliers	11,658	(30,475)
Other current assets	(275,851)	(95,741)
Increase in current liabilities
Accounts payable & accrued exp	(422,913)	(115,096)
Advances from customer	(7,638)	48,602
Tax payables	1,031,302	(473)
Other payables	(29,234)	346,549

Net cash provided by operating activities	2,689,314	2,709,542

Cash flows from investing activities
Acquisition of plant, property, and equipment	(2,336)	(3,771)
Increase in long-term prepaid expense	(3,074,581)	(3,046,707)
Net cash used in investing activities	(3,076,917)	(3,050,477)

Cash flows from financing activities
Due to related parties	471,016	(79,647)
Short term loan	-	399,362
Net cash provided by (used in) financing activities	471,016	319,716

Effect of exchange rate change on cash and cash equivalents	(668)	22,329

Net increase in cash and cash equivalents	82,745	1,110

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$627,605	$444,156

Supplement disclosure of cash flow information
Interest expense paid	$-	$53
Income taxes paid	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Henry County Plywood Corporation (“we', “us”, “the Company”) was incorporated in 1948 under the laws of the State of Virginia. On September 30, 2005, the Company was terminated, by administrative action of the Commonwealth of Virginia as a result of non-filing of required documents with the State of Virginia. Effective December 2007, the Company reinstated its charter. On March 3, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada, which became effective March 17, 2008. Effective August 28, 2006, the Company commenced activities to become a reporting company with the Securities and Exchange Commission (“SEC”) with the intention to become a publicly trading company.

On January 15, 2009, the Company completed the acquisition of Organic Region Group Limited (“Organic Region”) pursuant to a share exchange agreement with Organic Region and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd., Guangzhou Organic Region Agriculture Ltd., Fuji Sunrise International Enterprises Limited, Southern International Develop Limited and HK Organic Region Limited and the shareholders of Organic Region. Pursuant to the Share Exchange Agreement, the Organic Region shareholders transferred all of the shares of the capital stock of Organic Region held by them, constituting all of the issued and outstanding capital stock of Organic Region, in exchange for 81,648,554 newly issued shares of our common stock, which constituted 98% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

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

On January 1, 2005, Organic Region entered into exclusive arrangements with Guangzhou Greenland that gave Organic Region the ability to substantially influence Guangzhou Greenland's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidated the financial results of Guangzhou Greenland as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities” in the accompanying financial statements.

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

On December 31, 2007, an agreement was signed between Organic Region and NI Group under which Organic acquired the 100% ownership of Zhuhai Greenland from NI Group in the amount of $5,000,000. The transaction consummated on December 31, 2007.

Organic and NI Group reached another agreement on November 13, 2007, under which, NI Group transferred 100% ownership of GZ Greenland Agriculture to the Company for no additional compensation since GZ Greenland Agriculture had negative equity as of the contract date. The transaction was consummated on December 31, 2007.

One shareholder of NI Group who had 13.5% ownership was the 50% shareholder of the Company before the Company acquired two subsidiaries from NI Group on 2007. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since the two acquisitions represented transactions between related parties. The shortage of historical value of the assets over purchase price consideration has been recorded as deemed dividend to the shareholders. As of December 31, 2007, Zhuhai Greenland and GZ Greenland Agriculture are two wholly owned subsidiaries of Organic Region.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

On January 1, 2005, Organic entered into exclusive arrangements with Guangzhou Greenland that give us the ability to substantially influence Guangzhou Greenland's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidates the financial results of Guangzhou Greenland as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

a.	Guangzhou Greenland holds the licenses necessary to operate its fruit trading business in China.

b.

The Company provides the exclusive privilege to purchase the fruit and vegetables and other general business operation services to Guangzhou Greenland in return for a consulting services fee which is equal to Guangzhou Greenland's revenue.

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

d. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, the Company had accounts receivable, of $225,852 and $200,731, net of allowance for bad debts in the amount of $9,253 and $9,264, respectively.

e. Other current assets

Other current assets mainly includes $292,817 other receivable from an unrelated party, unsecured, due in January 2010 and free of interest.

f. Advances to suppliers

The Company provides advances to certain vendors for purchase of its products. As of June 30, 2009 and December 31, 2008, the advances to suppliers amounted to $485,344 and $497,568, respectively.

g. Property and equipment

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

h. Revenue recognition

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

Sales

Revenues from the sale of products are recognized at the point of sale of the Company's products. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. Sales taxes are not recorded as a component of sales.

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

i. Income taxes

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

j. Foreign currency translation

The Company uses the United States dollar ("USD" or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders' equity.

k. Fair values of financial instruments

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

l. Segment reporting

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

m. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Manufacturing machinery	$404,236	$411,299
Office equipment	40,331	38,037
Motor vehicle	24,168	17,589

Less: Accumulated Depreciation	(368,895)	(327,160)
Property & Equipment, net	$99,841	$139,765

Depreciation expenses for the three month periods ended June 30, 2009 and 2008 were $21,078 and $23,427 respectively. Depreciation expenses for the six month periods ended June 30, 2009 and 2008 were $42,088 and $40,484 respectively.

4. DUE FROM/(TO) RELATED PARTIES

The Company has a balance due from one company who is under common control with the Company. The amounts were $241,574 and $352,799 as of June 30, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

The Company has a balance due to two companies which are under common control with the Company. The amounts were $384,501 and $129,444 as of June 30, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

The Company has a balance due to shareholders amounting to $105,047 and $0 as of June 30, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

On January 15, 2009, the Company entered into a redemption agreement with Michael Friess and Sanford Schwartz, or the Majority Stockholders, whereby the Majority Stockholders surrendered an aggregate of 1,666,298 shares of common stock for redemption in exchange for the issuance of a convertible promissory note to each, or the Notes, in the aggregate principal amount of five hundred thousand dollars ($500,000) in favor of the Majority Stockholders. The principal and accrued interest of the Notes were payable on March 31, 2009. On March 31, 2009, the Company entered into a verbal agreement with the Majority Stockholders, pursuant to which the Company paid the Majority Stockholders $250,000, or one-half, of the principal amount due under the Notes and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. Subsequently, the Company paid $250,000 on April 27, 2009.

5. LONG-TERM PREPAYMENTS

GZ Greenland Agriculture has entered into fourteen land leasing and developing agreements with various parties since 2005. The various parties are authorized to manage and plant the lands by GZ Greenland Agriculture who in return has the priority to purchase the agricultural products at fair market price. The life term of the rental agreements are twenty-five years with various due dates. GZ Greenland Agriculture is contracted to pay the fixed leasing fee of the entire contract period in lump sum at the inception of the agreements. GZ Greenland Agriculture uses straight-line method to amortize the Long-term prepayments, during the life time of the contracts. As of June 30, 2009 and December 31, 2008, the Company has long-term prepayments (net) in the amount of $18,891,915 and $16,258,707, respectively.

The details of long-term prepayments are listed below as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Long-term prepayment –Cost	$20,432,264	$17,450,561
Accumulated amortization	(1,540,349)	(1,191,854)
Net	$18,891,915	$16,258,707

Amortization expenses for the three month periods ended June 30, 2009 and 2008 were $174,858 and $35,573 respectively. Amortization expenses for the six month periods ended June 30, 2009 and 2008 were $349,716 and $154,161 respectively.

Amortization expenses for the next five years after June 30, 2009 are as follows:

2010	$831,469
2011	831,469
2012	831,469
2013	831,469
2014	831,469
After	14,734,569
Total	$18,891,915

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Accounts payable	$433,663	$804,438
Accrued payroll	64,498	90,916
Accrued expenses	532,932	557,692
Other payable	1,055,971	76,741
	$2,087,064	$1,529,787

7. SHORT TERM CONVERTIBLE NOTES

On April 23, 2008, the Company issued four convertible notes to various investors in the total amount of $500,000 that accrues interest at 18% per annum and was due on April 23, 2009. In addition, the Company also issued to the investors warrants. The Warrants are exercisable after the consummation of the Company's going public transaction per the term of warrant agreements.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the outstanding principal plus all interest accrued, at the Note holder's option, be converted on the maturity date, into shares of Issuer's equity securities if going public transaction does not consummate on or before the maturity date. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The fair value of the beneficial conversion feature will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature at the inception of these convertible notes was $363,308. The first $500,000 of these discounts has been shown as a discount to the convertible notes which will be amortized over the term of the debentures.

As of December 31, 2008, $313,627 net of debt discount of $153,425 and debt issuance cost of $32,948 was booked as convertible debt. The Company accrued $62,384 interest expenses for the said convertible notes as of December 31, 2008, which was due on Maturity date of the notes per agreements.

As of June 30, 2009, $483,494 net of debt discount of $28,425 and debt issuance cost of $35,633 was booked as convertible debt. The Company accrued $22,500 interest expenses for the said convertible notes as of June 30, 2009, which was due on Maturity date of the notes per agreements. The note was extended to August 2009 and the principle of the note was paid off in August 2009.

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

A 13.5% shareholder of NI Group was also a 50% shareholder of the Company before the acquisition. The two acquisitions were recognized as acquisitions between related parties. The acquisition was accounted for utilizing historical costs in a manner similar to that employed under the pooling of interest method due to related party transaction

The assets and liabilities as of December 31, 2007 of the two companies acquired were combined at historical cost. Zhuhai Greenland and GZ Greenland Agriculture's results of operations have been included in the consolidated financial statements since the date of acquisition.

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

On May 14, 2009, the Company issued 4,165,742 shares related to reverse merger.

On April 27, 2009, the Company entered into a termination agreement with Hickey Freihofner Advisors, LLC ("HFA"), Hickey Freihofner Capital, a division of Brill Securities, Inc., ("HFC"), Mr. Hai Lin and Ms. Mary Ma Yong Qing, pursuant to which the Company issued an aggregate of 1,874,584 shares of Common Stock to nominees of HFC. The issuance of such shares was made in complete satisfaction of the Company's obligation to issue shares to HFC under an advisory agreement (the "Advisory Agreement") that the Company's subsidiary, Organic Region Group Limited, entered into with HFA on January 28, 2008, and HFA's agreement to terminate such agreement. The Company did not receive any cash consideration in connection with the issuance of such shares. The number of shares issued to HFC's nominees was determined based on an arms-length negotiation.

Furthermore, on April 29, 2009, the Company entered into a foreign finder agreement with Mr. Hai Lin, pursuant to which the Company issued an aggregate of 2,291,158 shares of Common Stock to Mr. Lin and his nominees. The issuance of such shares was made in complete satisfaction of the Company's obligation to issue shares to Mr. Lin under the Advisory Agreement and a foreign finder agreement, dated January 28, 2008, between HFC, HFA and Mr. Lin. The Company did not receive any cash consideration in connection with the issuance of such shares. The number of shares issued to Mr. Lin and his nominees was determined based on an arms-length negotiation.

9. INCOME TAXES

The Company is registered in The British Virgin Islands and has operations in primarily two tax jurisdictions – the British Virgin Island (BVI) and People's Republic of China (PRC). For certain operations in PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2009 and December 31, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2009 and 2008:

	2009	2008
PRC Current Income Expense	$-	$-
Total Provision for Income Tax	$-	$-

The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the six months ended June 30, 2009 and 2008.

	2009		2008
Tax rate in BVI	0%		0%
Foreign income tax - PRC	25%		33%
Exempt from income tax	(25%	)	(33%	)
Foreign income tax – PRC(VIE)	1.8%		1.8%
Exempt from income tax due to special tax policies	(1.8%	)	(1.8)%
Tax expense at actual rate	0%		0%

People's Republic of China (PRC)

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

The income tax rate of Xiong Luo, who is part of consolidated financials statement as of June 30, 2009 and December 31, 2008 as a VIE, is 1.8% of the fixed income amount accounted by the local national tax bureau in which he conducts the businesses.

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

There were no major customers who accounted for more than 10% of the total net revenue for the six month periods ended June 30, 2009 and for the year ended December 31, 2008.

Two vendors provided 56% and 29% of the goods to the Company during the six month periods ended June 30, 2009. Three vendors provided 91%, 3% and 6% of the goods to the Company during the year ended December 31, 2008. Accounts payable to these vendors amounted $0 and $804,438 on June 30, 2009 and December 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENT

Operation Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses $25,820 and $29,742 for the three months ended June 30, 2009 and 2008. The Company incurred rent expenses $56,624 and $52,183 for the six months ended June 30, 2009 and 2008.

The rent expenses for the next five years after June 30, 2009 are as follows:

2009	$112,247
2010	114,607
2011	116,634
2012	119,261
2013	119,261
After	61,497
$643,507

12. SUBSEQUENT EVENTS

Effective August 3, 2009, the Company entered into a Common Stock and Warrant Purchase Agreement with several investors for the issuance and sale of 13,129,410 shares of the Company's common stock at a purchase price of $0.085 per share. Such investors shall receive warrants to purchase 10,145,454 shares of Common Stock, exercisable at $0.11 per share at any time and from time to time through August 3, 2011.

In addition, effective August 3, 2009, the Company entered into a Common Stock and Warrant Purchase Agreement with several investors for the issuance and sale of 4,333,334 shares of Common Stock at a purchase price of $0.12 per share and an investor option to acquire up to 6,500,000 additional shares of Common Stock at a purchase price of $0.12 per share. Such investors shall receive (i) warrants to purchase 3,466,666 shares of Common Stock, exercisable at $0.15 per share at any time and from time to time through August 3, 2011 and (ii) in the event that such investors exercise their option to acquire additional shares of Common Stock, additional warrants to purchase up to 5,200,000 shares of Common Stock, exercisable at $0.15 per share at any time and from time to time for two years from the date of issuance.

On August 7, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement, or the Agreement, with several accredited investors, or collectively, the Investors, for the issuance and sale of an aggregate of 1,000,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share, or the Preferred Stock, at a purchase price of $1.00 per share. Each share of Preferred Stock is convertible into shares of the Company's common stock at a price per share of $0.088, subject to certain adjustments, including an adjustment based on the Company's net income per share for the fiscal year ended December 31, 2009. If at any time until August 7, 2011 the Company issues securities, other than certain permitted issuances, at a per share price which is less than the then current conversion price of the Preferred Stock, the Company will reduce the conversion price of the Preferred Stock to the per share price of such subsequent issuance.

The Investors have the option to acquire an additional 1,000,000 shares of Preferred Stock upon the same terms. Such option expires on February 10, 2010, unless extended by the Company.

The Investors shall receive Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock, exercisable at $0.14 per share at any time and from time to time through August 7, 2014. The exercise price of the Series A Warrants is subject to certain adjustments, including an adjustment based on the Company's net income per share for the fiscal year ended December 31, 2009. If at any time until August 7, 2011 the Company issues securities, other than certain permitted issuances, at a per share price which is less than the then current exercise price of the Series A Warrants, the Company will reduce the exercise price of the Warrants to the per share price of such subsequent issuance. At the option of the Company, the Series A Warrants must be exercised by the Investors, provided that the shares of Common Stock issuable upon the exercise of the warrants are then registered under the Securities Act of 1933, as amended, or the Act, and the per share market value of the Common Stock for the thirty prior trading days is $0.28 or more.

In addition, the investors shall receive Series B Warrants to purchase an aggregate of 10,000,000 shares of Common Stock, exercisable at $0.25 per share at any time and from time to time through August 7, 2014. The exercise price of the Series B Warrants is subject to certain adjustments, including a price adjustment based on the Company's net income per share for the fiscal year ended December 31, 2009. If at any time from August 7, 2010 to August 7, 2011 the Company issues securities, other than certain permitted issuances, at a per share price which is less than the then current exercise price of the Series B Warrants, the Company will reduce the exercise price of the Warrants according to a weighted-average anti-dilution formula. At the option of the Company, the Series B Warrants must be exercised by the Investors, provided that the shares of Common Stock issuable upon the exercise of the warrants are then registered under the Act, and the per share market value of the Common Stock for the thirty prior trading days is $0.50 or more.

Each Investor has agreed not to convert any shares of Preferred Stock or exercise any Warrants to the extent that such Investor's beneficial ownership of Common Stock would exceed 9.99% of the outstanding Common Stock upon such conversion or exercise.

The Company paid an aggregate of $50,000 of broker fees in connection with this transaction. The Company also reimbursed the Investors for $45,000 of due diligence expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the price of our products could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of our amended current report on Form 8-K/A filed on April 24, 2009. The Company assumes no obligation, and does not intend, to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Company,” “we,” “us” or “our” are to Sino Green Land Corporation, a Nevada corporation, and its direct and indirect subsidiaries:

  Organic Region Group Limited, or Organic Region, a BVI limited company;

  Fuji Sunrise International Enterprises Limited, or Fuji Sunrise, a BVI limited company;

  HK Organic Region Limited, or HK Organic, a Hong Kong limited company;

  Southern International Develop Limited, or Southern International, a BVI limited company;

  Zhuhai Organic Region Modern Agriculture Ltd., or Zhuhai Organic, a PRC limited company; and

  Guangzhou Organic Region Agriculture Ltd., or Guangzhou Organic, a PRC limited company,

as well as its variable interest entity, or VIE, Guangzhou Greenland Co. Ltd., or Guangzhou Greenland, a PRC limited company; (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; and (vii) “China” and “PRC” are to the People's Republic of China.

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

Our products are considered staples in Chinese consumers' daily life, similar to rice and meat, and historically, demand for such staples has not fluctuated with the ups and downs of the general economy. As a result, we have not yet seen a significant negative impact on our business from the current economic downturn and the global credit crisis. However, if economic conditions further deteriorate, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our distributors, customers, suppliers' farmers and creditors, we could see a reduction in the demand for our products which could have a material adverse effect on our business operations.

Principal Factors Affecting our Financial Performance

Natural Disasters

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, which are difficult to anticipate and cannot be controlled by us, may affect the supply of our products and disrupt our operations. In addition, such disasters may affect the cost and supply of raw materials, including fruits and vegetables or result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Taxation

China

Before the implementation of the New EIT Law described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, since January 1, 2008.

Despite these changes, the New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to retain their preferential treatment until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on our business, fiscal condition and current operations.

There is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Under the current income tax laws and the related implementing rules, FIEs engaging in agriculture businesses, such as Guangzhou Organic, are entitled to a two-year tax exemption from PRC EIT, subject to approval from local taxation authorities. Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50.0% tax reduction for the three years thereafter. Due to a business interruption in 2008 related to its search for suitable space for its vegetable business, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business recovers. Currently, pursuant to income tax law and related implementing rules of the PRC, the income tax rate for foreign-capitalized enterprises is 25% and the value-added tax rate is 13%.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,
	2009			2008
			As a % of		As a % of
	Amount		Net Sales	Amount	Net Sales
Net Sales	$21,776	$		22,169

Cost of Goods Sold	19,389		89.04%	19,648	88.63%

Gross Profit	2,387		10.96%	2,521	11.37%

Operating Expenses
Selling Expenses	839		3.85%	306	1.38%
Administrative Expenses	373		1.71%	538	2.43%

Operating Income	1,175		5.40%	1,677	7.56%
Interest Expenses	0		0%	(2)	0.01%
Beneficial conversion feature expense	125		0.57%	0	0%
Others, net	284		1.31%	0	0%
Total other income	409		1.88%	(2)	-0.01%

Income Before Income Taxes	1,585		7.28%	1,674	7.55%

Net income	1,585		7.28%	1,674	7.55%

Foreign Currency translation gain (loss)	(140)		-0.64%	91	0.41%

Comprehensive income	$1,444		6.63% $	1,765	7.96%

Net Sales. Net sales decreased approximately $0.39 million, or 1.77%, to approximately $21.78 million in the three months ended June 30, 2009 from approximately $22.17 million in the same period last year. During the second quarter of 2008, we sold products that had been stored during the prior quarter due to heavy snow storms. As a result, sales were slightly higher in the second quarter of 2008 than 2009.

Cost of Goods Sold. Our cost of goods sold is comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of goods sold decreased approximately $0.26 million, or 1.32%, to approximately $19.39 million in the three months ended June 30, 2009 from approximately $19.65 million in the three months ended June 30, 2008. This decrease was mainly due to decreased revenue in the three months ended June 30, 2009.

Gross Profit and Gross Margin. Our gross profit decreased approximately $0.13 million to approximately $2.39 million in the three months ended June 30, 2009 from approximately $2.52 million in the same period last year. Gross profit as a percentage of net revenues was 10.96% and 11.37% for the three months ended June 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determined by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the second quarters of 2008 and 2009.

Selling Expenses. Our selling expenses, which are comprised of transportation costs, salesmen salaries and rent expenses, increased approximately $0.53 million, or 174.41%, to approximately $0.84 million in the three months ended June 30, 2009 from approximately $0.31 million in the same period last year because bonuses payable to salesmen were drawn in advance to incentivize salesmen during the three months ended June 30, 2009, which was not done in the same period last year.

Administrative expenses. Our administrative expenses, which are comprised of salaries, trip expenses, audit fees, attorney's fees, advisory fees and depreciation expense decreased approximately $0.17 million, or 30.74%, to approximately $0.37 million in the three months ended June 30, 2009 from approximately $0.54 million in the three months ended June 30, 2008. As a percentage of net sales, administrative expenses decreased to 1.71% in the three months ended June 30, 2009, as compared to 2.43% in the same period last year. The reason for the decrease is that our advisory fees in connection with the bridge loan fundraising conducted prior to the reverse merger transaction were lower during the second quarter of 2009 than the second quarter of 2008.

Income Before Income Taxes. Income before income taxes decreased approximately $0.09 million, or 5.37%, to approximately $1.58 million in the three months ended June 30, 2009, from approximately $1.67 million in the same period of 2008. Income before income taxes as a percentage of net sales decreased to 7.28% in the three months ended June 30, 2009, from 7.55% in the same period last year. Such decrease was based on the factors described above.

Net Income. Our net income decreased approximately $0.09 million, or 5.37%, to approximately $1.58 million in the three months ended June 30, 2009, from approximately $1.67 in the same period last year. Such decrease was based on the factors described above.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009			2008
			As a % of		As a % of
	Amount		Net Sales	Amount	Net Sales
Net Sales	$40,306	$		30,012

Cost of Sales	35,797		88.81%	26,442	88.10%

	Six Months Ended June 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales
Gross Profit	4,510	11.19%	3,570	11.90%
Operating Expenses
Selling Expenses	1,238	3.07%	526	1.75%
Administrative Expenses	1,309	3.25%	628	2.09%
Operating Income	1,962	4.87%	2,415	8.05%
Interest Expenses	(23)	-0.06%	(2)	-0.01%
Others, net	0	0%	0	0%
Total Other Income	(22)	-0.06%	(2)	-0.01%
Income Before Income Taxes	1,940	4.81%	2,413	8.04%
Net income	1,940	4.81%	2,413	8.04%
Foreign Currency translation gain (loss)	(167)	-0.41%	123	0.41%
Comprehensive income	$1,773	4.40%$	2,536	8.45%

Net Sales. Net sales increased approximately $10.30 million, or 34.32%, to approximately $40.31 million in the six months ended June 30, 2009 from approximately $30.01 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first quarter of 2009, as compared to the same period in 2008 because we cultivated an additional 28,000 mu (1 acre=6 mu) of land. This additional production contributed an additional $5.9 million in sales.

Cost of Goods Sold. Our cost of goods sold increased approximately $9.36 million, or 35.40%, to approximately $35.80 million in the six months ended June 30, 2009 from approximately $26.44 million in the six months ended June 30, 2008. This increase was mainly due to increased revenue during the six months ended June 30, 2009.

Gross Profit and Gross Margin. Our gross profit increased approximately $0.94 million to approximately $4.51 million in the six months ended June 30, 2009 from approximately $3.57 million in the same period last year. Gross profit as a percentage of net revenues was 11.19% and 11.90% for the six months ended June 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the six months ended June 30, 2009 and 2008.

Selling Expenses. Our selling expenses increased approximately $0.71 million, or 133.96%, to approximately $1.24 million in the six months ended June 30, 2009 from approximately $0.53 million in the same period last year. As a percentage of net sales, selling expenses increased to 3.08% in the six months ended June 30, 2009 from 1.77% in the same period of 2008. Selling expenses increased because of increased sales in the first quarter of 2009 and because of the advancement of bonuses in the second quarter of 2009.

Administrative expenses. Our administrative expenses increased approximately $0.68 million, or 107.94%, to approximately $1.31 million in the six months ended June 30, 2009 from approximately $0.63 million in the six months ended June 30, 2008. As a percentage of net sales, administrative expenses increased to 3.25% in the six months ended June 30, 2009, as compared to 2.10% in the same period last year. Administrative expenses increased as a result of increased fees and expenses related to the reverse merger transaction that was consummated on January 15, 2009.

Income Before Income Taxes. Income before income taxes decreased approximately $0.47 million, or 19.5%, to approximately $1.94 million in the six months ended June 30, 2009, from approximately $2.41 million in the same period of 2008. Income before income taxes as a percentage of net sales decreased to 4.81% in the six months ended June 30, 2009, from 8.03% in the same period last year. Such decrease was based on the factors described above.

Net Income. Our net income decreased approximately $0.47 million, or 19.5%, to approximately $1.94 million in the six months ended June 30, 2009, from approximately $2.41 million in the same period last year. Such decrease was based on the factors described above.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of approximately $0.6 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$2,689	$2,710
Net cash provided by (used in) investing activities	(3,077)	(3,050)
Net cash provided by (used in) financing activities	471	320
Net cash flows	83	1

Operating Activities

Net cash provided by operating activities was approximately $2.69 million in the six months ended June 30, 2009, a decrease of approximately $0.02 million, from approximately $2.71 million in net cash provided by operating activities in the same period last year. Such decrease of net cash provided by operating activities was primarily attributable to Organic Region's payment of liabilities incurred by Guangzhou Organic and to increases in accounts payable.

Investing Activities

Our cash used in investing activities primarily consists of payments related to the acquisition or sale of property, plant and equipment.

Net cash used for investing activities in the six months ended June 30, 2009 and 2008 was approximately $3.08 million and $3.05 million, respectively. This $0.03 million increase in net cash used for investing activities was mainly attributable to payments of expenses related to our lease of newly added land.

Financing Activities

Net cash generated by financing activities in the six months ended June 30, 2009 totaled approximately $0.47 million, compared to approximately $0.32 million in net cash generated by financing activities in the same period last year. The difference in the cash generated by financing activities for 2009 and 2008 is attributable to loans from related parties on January 15, 2009 disclosed elsewhere herein, which was used for cash consideration and the payment of administrative expenses in connection with the reverse acquisition transaction.

On April 23, 2008, Organic Region issued convertible notes and warrants to four investors, pursuant to a securities purchase agreement. We have assumed all obligations under the purchase agreement, notes and warrants. The notes have an aggregate principal amount of $500,000 and have been paid in full pursuant to a partial payment agreement entered into on June 30, 2009, to repay the notes in two installments, one in July 2009 and one in August 2009.

Capital Expenditures

Our capital expenditures were approximately $3.08 million and $3.05 million for the six months ended June 30, 2009 and 2008, respectively. Our capital expenditures were primarily used to rent the land on which the products we purchase from suppliers are grown. Our material capital expenditure requirement for fiscal year 2009 is expected to be approximately $12 million, which will be used to lease additional land and to establish a processing and packing factory.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Impairment – We apply the provisions of Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, issued by the Financial Accounting Standards Board, or FASB. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

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

Foreign Currency Translation – We use U.S. dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation”. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders' equity.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Seasonality

Our fresh fruits business is highly seasonal. Our Fuji Apples and Tangerine Oranges are harvested mainly from late-August to mid-November every year, while our Emperor Bananas grow in an eight month cycle. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested or stored at a cold temperature. We plan to invest in a bigger and better processing line and packing house, including the construction of our own cold storage facilities in our base in Luo Chuan, Shaanxi, in order to avoid unnecessary fluctuations in seasonality.

We generally experience higher sales in the third and fourth fiscal quarters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Chi Ming Leung, our Chief Executive Officer and Ms. Yong Qing Ma, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Mr. Leung and Ms. Ma concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chairman, Anson Yin Ming Fong, has executed the certifications attached as exhibits hereto in his capacity as our principal executive officer, as our Chief Executive Officer is currently unable to fulfill such duties due to illness.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the second quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

No events occurred during the period covered by this Form 10-Q that were required to be disclosed in a report on Form 8-K during the period but not reported.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	SINO GREEN LAND CORPORATION

	By:	/s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong, Chairman

	By:	/s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)