Form 10-Q
period 2009-09-30
Sino Green Land Corp
filed 2009-11-16
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	104,943,337

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES.	25
PART II
OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.	26
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26

i

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$1,289,297	$544,860
Accounts receivable, net	184,582	200,731
Due from related parties	242,042	352,799
Inventories	13,587	16,931
Other current assets	380,010	58,046
Total Current Assets	2,109,518	1,173,366

Property and Equipment, net	79,195	139,765

Advances for construction	2,433,990	497,568

Long-term Prepayments	19,013,617	16,258,707

Total Assets	$23,636,319	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$920,082	$1,529,787
Advances from customers	48,833	56,443
Due to related parties	397,418	129,444
Due to shareholders	101,876	-
Convertible debenture	-	313,627
Total Current Liabilities	1,468,209	2,029,300

Shareholders' Equity
Preferred stock, $0.001 par value,
20,000,000 shares authorized,
1,000,000 and 0 share issued and
outstanding as of September 30,
2009 and December 31, 2008	1,000	-
Common stock, $0.001 par value,
780,000,000 shares authorized,
104,943,337 and 81,648,554 issued
and outstanding as of September 30,
2009 and December 31, 2008	104,943	81,649
Common stock to be issued,
33,333.33 shares to be issued, par
value $0.001 per share as of September 30, 2009	33	-
Additional Paid-in capital	8,434,733	5,419,351
Other comprehensive income	915,988	1,075,973
Retained earnings	12,711,412	9,463,134
Total shareholders' equity	22,168,109	16,040,107

Total Liabilities and Stockholders' Equity	$23,636,319	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$31,153,814	$27,656,309	$71,460,013	$ 57,667,879

Cost of goods sold	27,677,662	24,903,236	63,474,265	51,344,940

Gross profit	3,476,152	2,753,073	7,985,748	6,322,939

Operating expenses
Selling expenses	886,079	501,805	2,123,930	1,028,279
General and administrative expenses	562,766	179,077	1,872,246	807,295
Total operating expenses	1,448,845	680,883	3,996,177	1,835,574

Operating income	2,027,307	2,072,190	3,989,571	4,487,365

Other income(expense)
Interest income (expenses), net	-	(38,608)	(475,793)	(40,258)
Beneficial conversion feature expense	(153,425)	(275,048)	(153,425)	(275,048)
Others, net	(2,195)	19,541	(2,122)	19,088
Total other income	(155,619)	(294,115)	(631,340)	(296,218)

Net income	1,871,687	1,778,075	3,358,231	4,191,146

Dividend required for preferred stockholders	109,952	-	109,952	-

Net income available to common shareholders	1,761,735	1,778,075	3,248,279	4,191,146

Other comprehensive income (loss)
Foreign currency translation gain (loss)	7,243	710,922	(159,985)	833,427

Comprehensive income	$1,768,978	$2,488,996	$3,088,294	$5,024,573

Net income per share
Basic	$0.018	$0.022	$0.038	$0.051
Diluted	$0.015	$0.022	$0.030	$0.051

Weighted average number of shares outstanding
Basic	98,610,694	81,648,554	84,644,460	81,648,554
Diluted	125,388, 131	81,648,554	111,515,489	81,648,554

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	September 30,
	2009	2008
Cash flows from operating activities
Net income	$3,358,231	$4,191,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	60,647	58,625
Bad debt expense recovery	-	(47,586)
Amortization	633,734	382,212
Expense warrants	290,091	-
Amortization of the stock award for director	9,633	-
Stock award to be issued to director	33	-
Beneficial conversion feature	153,425	275,048
Decrease / (Increase) in current assets
Accounts receivable	16,301	38,690
Other receivable	(322,291)	-
Inventories	3,355	28,733
Other current assets	544	11,979
Increase in current liabilities
Accounts payable & accrued expense	(463,324)	151,958
Advances from customer	(7,651)	(14,780)
Tax payables	318	-
Other payables	(52,466)	-

Net cash provided by operating activities	3,680,580	5,076,025

Cash flows from investing activities
Acquisition of plant, property, and equipment	-	(4,207)
Advances for construction	(1,935,079)	(20,553)
Due from related parties	-	(51,661)
Increase in long-term prepaid expense	(3,373,918)	(5,413,252)

Net cash used in investing activities	(5,308,997)	(5,489,672)

Cash flows from financing activities
Proceeds from (payments to) issuance of convertible notes	(502,684)	293,101
Proceeds from issuance of preferred stock	1,000
Proceeds from issuance of common stock	2,629,000
Due to related parties	480,484	-
Net cash provided by financing activities	2,607,800	293,101

Effect of exchange rate change on cash and cash equivalents	(234,945)	(24,088)

Net increase in cash and cash equivalents	744,437	(144,634)

Cash and cash equivalents, beginning balance	544,860	443,046

Cash and cash equivalents, ending balance	$1,289,297	$298,412

Supplement disclosure of cash flow information

Interest expense paid	$105,069	$-

Income taxes paid	$3,619	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sino Green Land Corporation (the “Company”) was incorporated in Nevada in March 2008 under the name of Henry County Plywood Corporation, as the successor by merger to a Virginia corporation organized in May 1948 under the same name. On March 23, 2009, the Company’s corporate name was changed to Sino Green Land Corporation.

The Company, through its Chinese operating subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”) and Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), is engaged in the wholesale distribution, marketing and sales of premium fruits through wholesale centers and to supermarkets in China.

On January 15, 2009, the Company entered into a share exchange agreement with Organic Region Group Limited (“Organic Region”), its stockholders and its wholly owned subsidiaries, Zhuhai Organic, Guangzhou Organic, Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Pursuant to the share exchange agreement and a related agreement with the Company’s two former principal stockholders:

  The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of our outstanding stock, in exchange for all of the capital stock of Organic Region; and

  Our former majority stockholders sold to the Company 1,666,298 shares of common stock, representing 50% of the then outstanding shares, for $500,000 non-interest bearing convertible promissory notes. The Company cancelled these shares. As of April 27, 2009, the Company had paid the principal and accrued interest on the notes in full and had no further obligations to the former majority stockholders.

Prior to the closing of these transactions, the Company, then known as Henry County Plywood Corporation, was not engaged in any business activity and was considered a blank-check shell company.

The Company is the sole stockholder of Organic Region, a British Virgin Islands corporation which was incorporated on January 30, 2003. Organic Region is the sole stockholders of five limited liability companies organized under the laws of the People’s Republic of China, each of which is a wholly foreign-owned entity, known as a WFOE: Zhuhai Organic, Guangzhou Organic, Fuji Sunrise, Southern International and HK Organic.

Under generally accepted accounting principles, the acquisition by the Company of Organic Region is equivalent to the acquisition by Organic Region of the Company, then known as Henry County Plywood Corporation, with the issuance of stock by Organic Region for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Organic Region. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, only the 81,648,554 shares of common stock issued to the former Organic Region stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. As a result of the reverse acquisition effected by the share exchange agreement, the Company’s business has become the business of the Organic Region. The 1,666,297 shares of common stock that were outstanding on January 15, 2009, net of the 1,666,298 shares that were purchased by the Company and cancelled, are treated as if they were issued on January 15, 2009, as part of a recapitalization.

Zhuhai Organic was formed by a British Virgin Islands corporation known as Nature Institution Group Ltd. (“NI Group”) on January 3, 2004, and Guangzhou Organic was formed by NI Group on September 24, 2004. On December 31, 2007, NI Group transferred to Organic Region all of the stock of Zhuhai Organic for $5,000,000 and all of the stock of Guangzhou Organic for no consideration since Guangzhou Organic had negative equity. At the time of the transfer, NI Group had made the required capital contributions to both Zhuhai Organic and Guangzhou Organic. At the time of the transfer, one of NI Group’s stockholders, who held a 13.5% interest in NI Group, was also a 50% stockholder in Organic Region. As a result, the acquisitions were accounted for at historical cost in a manner similar to that used in pooling of interests method since the two acquisitions represented transactions between related parties. The amount by which the purchase price exceeded the value of the assets of Zhuhai Organic and Guangzhou Organic, which was $365,755, was recorded as deemed dividend to the stockholder.

The Company has an exclusive agreement with the Company’s chief operating officer, who is the owner and holder of the business license for Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Pursuant to this agreement, Organic Region provides consulting services, including business operations, human resources and research and development services, to Mr. Luo with respect to Guangzhou Greenland to enable Guangzhou Greenland to operate the fruit trading business in China. In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland. The agreement gave the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise voting power to the person appointed by the Company. Guangzhou Greenland is considered a variable interest entity under ASC 810 (Originally issued as FIN 46R), and its financial statements are included in our consolidated financial statements. Substantially all of the Company’s revenue is derived from the business of Guangzhou Greenland.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

b. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zhuhai Organic and Guangzhou Organic, Fuji Sunrise, HK Organic and Southern International, together with its 100% Variable Interest Entity (VIE), Guangzhou Greenland. All significant inter-company accounts and transactions have been eliminated in consolidation.

In accordance with ASC 810 (Originally issued as Financial Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46R”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On January 1, 2005, Organic Region entered into exclusive arrangements with Mr. Xiong Luo, who is presently the Company’s chief operating officer and who holds the business license for Guangzhou Greenland, that give the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidates the financial results of Guangzhou Greenland as variable interest entity pursuant to ASC 810 (Originally issued as Financial Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46R”).

a.	Guangzhou Greenland holds the licenses necessary to operate its fruit trading business in China.

b.	The Company provides the exclusive privilege to purchase the fruit and vegetables and other general business operation services to Guangzhou Greenland in return for a consulting services fee which is equal to Guangzhou Greenland’s revenue.

c.	Mr. Xiong Luo irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise his voting power to the person appointed by the Company.

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

d. Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, the Company had accounts receivable, of $184,582 and $200,731, net of allowance for bad debts in the amount of $63,202 and $9,264, respectively.

e. Other current assets

Other current assets, valued at $380,010 as of September 30, 2009, mainly included an unsecured loan receivable in the amount of $293,384, at an interest rate of 5.53%, from an unrelated party. This loan is due in January 2010 and relates to a loan made to the local fruit association in connection with the construction of a seeding lab for emperor bananas. The interest expenses for the three and nine months ended September 30, 2009 for this receivable are immaterial.

f. Advances to suppliers

The Company provides advances to certain vendors for purchase of its products. As of September 30, 2009 and December 31, 2008, the advances to suppliers amounted to $2,433,990 and $497,568, respectively.

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

h. Revenue recognition

The Company’s revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Sales

Revenues from the sale of products are recognized at the point of sale of the Company’s products. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Cost of Goods Sold

The “Cost of Goods Sold” line item of the Consolidated Statements of Income includes product costs, net of discounts and allowances. Discounts provided to the Company by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered.

All other costs, including warehousing costs, transportation costs, salaries, rent expense and depreciation expense, are shown separately in Selling Expense or General and Administrative Expense in the Consolidated Statements of Incomes.

i. Income taxes

The Company utilizes ASC 740 (Originally issued as SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

j. Income per share of common stock

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock issuable upon the conversion of the outstanding shares of Series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2009	2008
Net income available to common shareholders	$3,248	$4,191
Weighted average shares of common stock outstanding	84,644	81,649
Diluted effect of warrants, options, and preferred stock	26,871	-
Weighted average shares of common stock – diluted	111,515	81,649
Net income available per share of common stock – basic	$0.04	$0.05
Net income per share of common stock -- diluted	$0.03	$0.05

The warrants that were issued by Organic Region in April 2008 and assumed by the Company in connection with the reverse acquisition, are reflected in the number of diluted shares 2,207,607 and 2,178,649 for the nine and three months ended September 30, 2009, respectively.

Effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock. 10,145,454 of the warrants are exercisable at $0.11 per share and 3,466,666 of the warrants are exercisable at $0.15 per share, each at any time and from time to time through August 3, 2011.The average stock price for the 9 months ended September 30, 2009 was $0.1361 per share, and for the three months ended September 30, 2009 was $0.135 per share. The warrants which are exercisable at $0.11 per share had a dilutive effect of 1,943,422 shares and 1,878,788 shares in the nine months and three months ended September 30, 2009, respectively. The warrants which are exercisable at $0.25 per share had no dilutive effect.

On August 7, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the "Agreement") with several accredited investors (collectively, the "Investors") for the issuance and sale of shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In accordance with the agreement, the Company issued an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share at a purchase price of $1.00 per share. Each share of Preferred Stock is convertible into shares of the Company’s common stock at a price per share of $0.088, subject to certain adjustments. The preferred stock had a dilutive effect of 11,360,000 shares in the nine and three months ended September 30, 2009, respectively.

On August 7, 2009, the Company issued two-year Series A warrants to purchase an aggregate of 10,000,000 shares of common stock, exercisable at $0.14 per share and an aggregate of 10,000,000 shares of common stock, exercisable at $0.25 per share at any time and from time to time through August 7, 2014. The exercise price of the Series A Warrants is subject to certain adjustments. The average stock price for the nine months ended September 30, 2009 was $0.1361 per share, and for the three months ended September 30, 2009 was $0.135 per share. None of these warrants had a dilutive effect.

On Aug 9 2009, the Company has issued an option to acquire 1,000,000 shares of Series A Convertible Preferred Stock. Such option expires on February 10, 2010, unless extended by the Company. The option had a dilutive effect of 11,360,000 shares in the nine months and three months ended September 30, 2009, respectively.

k. Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

l. Fair values of financial instruments

ASC 825 (Originally issued as Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable and other payables.

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

m. Segment reporting

ASC 280 (Originally issued as Statement of Financial Accounting Standards No. 131, “SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC 280 (Originally issued as SFAS No. 131) has no effect on the Company’s consolidated financial statements as the Company operates in one reportable business segment.

n. Subsequent Events.

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of August 12, 2009, the date on which the Form 10-Q, which included the unaudited consolidated financial statements at and for the quarter ended June 30, 2009, was available to be issued.

o. Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Manufacturing machinery	$405,019	$411,299
Office equipment	40,707	38,037
Motor vehicle	24,215	17,589

Less: Accumulated Depreciation	(390,746)	(327,160)
Property & Equipment, net	$79,195	$139,765

Depreciation expenses for the three month periods ended September 30, 2009 and 2008 were $18,559 and $18,141 respectively. Depreciation expenses for the nine month periods ended September 30, 2009 and 2008 were $60,647 and $58,625 respectively.

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $2,164,247 and $352,799 as of September 30, 2009 and December 31, 2008, respectively. The Company has a balance due from one company who is under common control with the Company, amounting to $242,042 and $352,799 as of September 30, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

The Company has a balance due to the companies which are under common control with the Company. The amounts were $397,418 and $129,444 as of September 30, 2009 and December 31, 2008, respectively. The amounts due are interest free, unsecured and due on demand.

The Company has a balance due to shareholders amounting to $101,876 and $0 as of September 30, 2009 and December 31, 2008, respectively. The amount due is interest free, unsecured and due on demand.

On January 15, 2009, in connection with the reverse acquisition described in Note 1, the Company entered into a redemption agreement with Michael Friess and Sanford Schwartz, who were the Company’s majority stockholders, whereby these stockholders surrendered an aggregate of 1,666,298 shares of common stock for redemption in exchange for the issuance of non-interest bearing convertible promissory notes in the aggregate principal amount of $500,000. The principal and accrued interest of the Notes were payable on March 31, 2009. On March 31, 2009, the Company entered into an oral agreement with these stockholders, pursuant to which the Company paid them $250,000 and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. The Company paid the remaining $250,000 on April 27, 2009.

5. LONG-TERM PREPAYMENTS

Guangzhou Greenland has entered into fourteen land lease and developing agreements with a number of farming cooperatives since 2005. The farming cooperatives are authorized to manage and plant the lands by Guangzhou Greenland who in return has the priority to purchase the agricultural products at fair market price. The agreements have terms of 25 years with various due dates. The payments for the entire 25-year term is payable in full at the inception of the agreements.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of September 30, 2009 and December 31, 2008, the Company has long-term prepayments (net) in the amount of $19,013,617 and $16,258,707, respectively.

The details of long-term prepayments are listed below as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Long-term prepayment –cost	$20,765,212	$17,450,561
Accumulated amortization	(1,726,565)	(1,191,854)
Net	$19,013,617	$16,258,707

Amortization expenses for the nine months ended September 30, 2009 and 2008 were $633,734 and $382,212, respectively. Amortization expenses for the three months ended September 30, 2009 and 2008 were $284,018 and $228,051, respectively.

Amortization expenses for the next five years after September 30, 2009 are as follows:

Twelve months ending September 30,
2010	$831,469
2011	831,469
2012	831,469
2013	831,469
2014	831,469
After	14,856,272
Total	$19,013,617

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Accounts payable	$381,623	$804,438
Accrued payroll	98,364	90,916
Accrued expenses	415,822	557,692
Other payable	24,306	76,741
	$920,115	$1,529,787

7. SHORT TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region issued four 18% convertible notes to various investors in the total amount of $500,000. The notes were due on April 23, 2009. In addition, Organic Region also issued to the investors warrants that were to be assumed by the Company upon the completion of the reverse acquisition. The warrants are exercisable after the consummation of the Company’s going public transaction per the term of warrant agreements.

As part of the transaction in which Organic Region issued its 18% convertible notes in the principal amount of $500,000, Organic Region issued warrants to purchase such number of shares of common stock to be determined by a formula based on a future financing after the reverse acquisition. The warrants are assumed by the Company. The Holder shall be entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000. See Note 8 for information with respect to financing which were completed in August 2009.

Pursuant to ASC 815 (Originally issued as EITF 00-19, paragraph 4), these convertible notes do not meet the definition of a “conventional convertible debt instrument” since the outstanding principal plus all interest accrued, at the holder’s option, may be converted on the maturity date, into shares of the issuer’s equity securities if going public transaction does not consummate on or before the maturity date. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The fair value of the beneficial conversion feature is adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature at the inception of these convertible notes was $363,308. Thus, at issuance, the notes were reflected with a discount of $363,308, which is amortized over the term of the notes. The notes were paid off and the related debt discounts were written off.

As of December 31, 2008, $313,627 net of debt discount of $153,425 and debt issuance cost of $32,948 was booked as convertible debt. The Company accrued $62,384 interest expenses for the convertible notes as of December 31, 2008.

As of September 30, 2009, $0 was booked as convertible debt.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of September 30, 2009, the Company accrued the value of 33,333 shares, reflecting the shares that were due through September 30, 2009 pursuant to his agreement.

In April, 2009, the Company issued an aggregate of 4,165,742 shares in connection with the termination of two agreements which Organic Region had entered into on January 28, 2008. Following the issuance of the shares, the Company had no further obligations under either of these agreements.

See Note 7 with respect to the issuance, in April 2008, of the Company’s 18% convertible notes in the total amount of $500,000 and warrants.

Sales of Securities

During August 2009, the Company issued securities in the following transactions:

     a. Effective August 3, 2009, the Company entered into a common stock and warrant purchase agreement with the third parties. Pursuant to these agreements, the Company issued an aggregate of 13,129,410 shares at $0.085 per share and 4,333,334 shares at $0.12 per share, for aggregate consideration of $1,636,000. The Company also granted two-year warrants to purchase 10,145,454 shares of common stock at $0.11 per share and 3,466,666 shares of common stock at $0.15 per share. The warrants may be exercised through August 3, 2011. The warrant holders have cashless exercise rights. Under the black scholes model, the fair market value of the warrant detached was $523,586 at the grant date.

     b. Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, with three investors, on August 7, 2009, the Company issued of an aggregate of 1,000,000 shares of the Company’s series A convertible preferred stock, par value $0.001 per share (“series A preferred stock”) and five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, for which the Company received a total of $1,000,000. The Company also granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock. Using blackschole pricing model, the fair value of the preferred stock options was $21,689 at the grant date. This option expires on February 10, 2010.

     Each share of Series A preferred stock is convertible into 11.36 shares of common stock. The conversion price is subject to certain adjustments.

The holders of the series A preferred stock have no voting rights.   However, as long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of a majority of the holders of the series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation relating to the series A preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing; provided, however, that any creation or authorization of another series of junior securities shall not be deemed to adversely affect such rights, preferences, privileges of voting powers.

The certificate of designation for the series A preferred stock prohibits the Company from paying dividends on its common stock or redeeming common stock while any shares of series A preferred stock are outstanding.

In the event of liquidation, dissolution or winding up, the holders of the series A preferred stock are to receive a payment of $1.00 per share of series A preferred stock before any distribution is made to the common stock or any securities junior to the series A preferred stock upon liquidation, dissolution or winding up.

The certificate of designation and the warrants provide that those securities may not be exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 9.99% of our outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

Pursuant to the series A preferred stock and warrant purchase agreement, in addition to the foregoing and other conditions, we agreed that:

  The Company would maintain its listing on the OTC Bulletin Board or a national stock exchange; provided that if the Company is are not so listed, as long as the investors owned series A preferred stock, the Company would pay the investors, as liquidated damages, an amount equal to 1% of the purchase price per month, which is $10,000 per month if all of the shares of series A preferred stock are then outstanding, until the stock is again listed on the OTC Bulletin Board or a national stock exchange.

  The Company would cancel any outstanding preferred stock and, prior to August 7, 2012, not issue additional shares of preferred stock, other than pursuant to the purchase agreement or sales at a price of $0.135 per share on an as-converted basis.

  The Company would have outstanding convertible debt converted into either a straight loan with a reasonable payment schedule or converted into common stock at a price of not less than $0.085 per share.

  With certain exceptions, if, prior to August 7, 2011, the Company issues stock at a price less than the conversion price of the series A preferred stock, which is presently $0.088 per share, then the conversion price of the series A preferred stock would be reduced to the lower price at which such shares were sold.

  If the Company’s net income, as defined, is less than $0.045 per share on a fully-diluted basis, then the conversion price will be reduced by the percentage shortfall, subject to a maximum reduction of 40%.

The following table sets forth the conversion price of the series A preferred stock and exercise price of the warrants if our pre-tax income per share for 2009 is 20% below the threshold (a “20% shortfall”), and 40% below the threshold (a “40% shortfall”) and in each case there were no other events that affected the conversion or exercise price:

	Series A Preferred Stock	$0.14 Warrant	$0.25 Warrant
Unadjusted	$0.088	$0.14	$0.25
20% shortfall	0.0704	0.112	0.20
40% shortfall	0.0528	0.084	0.15

Warrants

All outstanding warrants meet the conditions for equity classification pursuant to ASC 815 (Originally issued as SFAS No. 133 “Accounting for Derivatives”) and ASC 815 (Originally issued as EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost. Under the black scholes pricing model to calculate the fair value of the warrants as of the issuance date and charge it as warrants expense for $ 290,091, preferred stock dividend $109,952 in nine month Sep 30, 2009 and $0 in nine month Sep 30, 2008.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2007	-	-	$-	-
Granted	5,115,090	5,115,090	0.098	4
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4
Granted	33,612,120	33,612,120	0.16	3.58
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2009	38,727,210	38,727,210	$0.16	3.622

Stock options

The preferred stock option activity was as follows:

Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	-	-	-
Granted	1,000,000	$1.00	$909,091
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2009	1,000,000	$1.00	$909,091

Following is a summary of the status of preferred stock options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Average	Outstanding	Average Remaining	Average	Exercisable
Exercise Price	Options	Contractual Life	Exercise Price	Options
$ 1.00	1,000,000	0.43	$ 1.00	1,000,000

Extension and Payment of Notes

At June 30, 2009, the Company had outstanding its 18% convertible notes in the total amount of $500,000. The notes were initially due on April 23, 2009. The maturity date was extended to August 2009 and the notes were paid in August 2009.

9. INCOME TAXES

The Company’s operations are conducted solely in the PRC. It does not conduct any operations in the United States or The British Virgin Islands and is not subject to income tax in either jurisdiction. For certain operations in PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses generated in the PRC will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009 and December 31, 2008. Accordingly, the Company has no net deferred tax assets.

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Greenland has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012.

The income tax rate of Xiong Luo, with respect to Guangzhou Greenland , which is part of consolidated financial statement as of September 30, 2009 and December 31, 2008 as a VIE under ASC 810-10 (Originally issued as FIN 46R), is 1.8% of the fixed income amount accounted by the local national tax bureau in which he conducts the businesses.

The provision for income taxes from continuing operations on income consists of the following for the six months ended Sep 30, 2009 and 2008:

	2009	2008
PRC Current Income Expense	$-	$-
Total Provision for Income Tax	$-	$-

The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the six months ended Sep 30, 2009 and 2008.

	2009	2008
Tax rate in BVI	0%	0%
Foreign income tax - PRC	25%	33%
Exempt from income tax	(25)%	(33)%
Foreign income tax – PRC(VIE)	1.8%	1.8%
Exempt from income tax due to special tax policies	(1.8)%	(1.8)%
Tax expense at actual rate	0%	0%

10. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are conducted exclusively in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

There were no customers who accounted for more than 10% of the total net revenue for the nine month periods ended September 30, 2009 and for the year ended December 31, 2008.

Two vendors provided 55% and 29% of the goods to the Company during the nine month periods ended September 30, 2009. Three vendors provided 91%, 3% and 6% of the goods to the Company during the year ended December 31, 2008. Accounts payable to these vendors amounted $0 and $804,438 on September 30, 2009 and December 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $28,304 and $27,413 for the three months ended September 30, 2009 and 2008. The Company incurred rent expenses of $84,928 and $79,596 for the nine months ended September 30, 2009 and 2008.

The rent expenses for the next five years after September 30, 2009 are as follows:

Twelve Months Ended September 30,
2010	$113,030
2011	115,162
2012	117,310
2013	119,635
2014	119,635
After	54,559
$639,331

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

Principal Factors Affecting our Financial Performance

Uncertainties that Affect our Financial Condition

We currently generate sufficient operating cash flows to support our working capital requirements, but our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. In the future we may require access to the financial markets to provide us with significant discretionary funding capacity, as we did in the quarter ended September 30, 2009. However, the current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing, as well as our ability to manage normal relationships with our suppliers, customers and creditors. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers and creditors could have further negative consequences for our business operations. Although our products are considered staples in Chinese consumers’ daily life, and historically, demand for such staples has not fluctuated with the ups and downs of the general economy, if the current economic situation continues to deteriorate, we could see a more drastic reduction in the demand for our products. Such reductions and disruptions could have a material adverse effect on our business operations.

Natural Disasters

Severe weather conditions and natural disasters, such as snow, floods, droughts, frosts, earthquakes or pestilence, which are difficult to anticipate and cannot be controlled by us, may affect the supply of our products and disrupt our operations. For instance, in the first quarter of 2008, heavy snow storms in the regions in which our products are grown caused a material decrease in sales during such period. In addition, such disasters may affect the cost and supply of raw materials, including fruits and vegetables or result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. If our operations are damaged by a natural disaster, we may be subject to supply interruptions or other business disruption, which could adversely affect our business and results of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales

Net Sales	$31,154		$27,656

Cost of Goods Sold	27,678	88.84%	24,903	90.05%

Gross Profit	3,476	11.16%	2,753	9.95%

	Three Months Ended September 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales

Operating Expenses
Selling Expenses	886	2.84%	502	1.82%
Administrative Expenses	563	1.81%	179	0.65%

Operating Income	2,027	6.51%	2,072	7.49%
Interest Expenses	0	0%	(39)	-0.14%
Beneficial conversion feature expense	(153)	-0.49%	(275)	-0.99%
Others, net	(2)	-0.01%	20	0.07%
Total other income	(156)	-0.50%	(294)	-1.06%

Income Before Income Taxes	1,872	6.01%	1,778	6.43%

Net income	1,872	6.01%	1,778	6.43%

Foreign Currency translation gain (loss)	7	0.02%	711	2.57%

Comprehensive income	$1,769	5.68%	$2,489	9%

Net Sales. Net sales increased approximately $3.50 million, or 12.65%, to approximately $31.15 million in the three months ended September 30, 2009 from approximately $27.66 million in the same period last year. 95% of this increase was due to an increase in the volume of sales of our apples, bananas and oranges. Specifically, during the three months ended September 30, 2009, the volume of apples sold increased by 66% as compared to the three months ended September 30, 2008, the volume of oranges sold increased 64% and the volume of bananas sold increased 10%. Approximately 5% of the increase in net sales was due to an increase in prices of our products.

Cost of Goods Sold. Our cost of goods sold is comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of goods sold increased approximately $2.77 million, or 11.14%, to approximately $27.68 million in the three months ended September 30, 2009 from approximately $24.90 million in the three months ended September 30, 2008. This increase was mainly due to the increased cost associated with our purchase of a greater volume of apples, bananas and oranges to meet our customers’ demands for such products.

Gross Profit and Gross Margin. Our gross profit increased approximately $0.72 million to approximately $3.48 million in the three months ended September 30, 2009 from approximately $2.75 million in the same period last year. Gross profit as a percentage of net revenues was 11.16% and 9.95% for the three months ended September 30, 2009 and 2008, respectively. This increase was mainly due to the increased profit margin from sales of our Fuji apples during this period.

Selling Expenses. Our selling expenses, which are comprised of transportation costs, salesmen salaries and rent expenses, increased approximately $0.38 million, or 76.58%, to approximately $0.89 million in the three months ended September 30, 2009 from approximately $0.50 million in the same period last year because bonuses payable to salesmen were drawn in advance to incentivize salesmen during the three months ended September 30, 2009, which was not done in the same period last year.

Administrative expenses. Our administrative expenses, which are comprised of salaries, trip expenses, audit fees, attorney’s fees, advisory fees and depreciation expense increased approximately $0.38 million, or 214.3%, to approximately $0.56 million in the three months ended September 30, 2009 from approximately $0.18 million in the three months ended September 30, 2008. This increase was mainly due to the additional attorney’s fees and advisory fees accrued for the financing transaction we consummated in August, 2009.

Net Income. Net income increased approximately $0.1 million, to approximately $1.87 million in the three months ended September 30, 2009, from approximately $1.78 million in the same period of 2008. However, net income as a percentage of net sales decreased to 6.01% in the three months ended September 30, 2009, from 6.43% in the same period last year. This decrease was mainly due to the increase of selling expenses and administrative expenses.

Comparison of Nine months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months Ended September 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales
Net Sales	$71,460		$57,668

Cost of Sales	63,474	88.82%	51,345	89.04%

Gross Profit	7,986	11.18%	6,323	10.96%

Operating Expenses
Selling Expenses	2,124	2.97%	1,028	1.78%
Administrative Expenses	1,872	2.62%	807	1.4%

Operating Income	3,990	5.58%	4,487	7.78%
Interest Expenses	(476)	-0.67%	(40)	-0.07%
Others, net	(155)	-0.21%	(256)	-0.44%
Total Other Income	(631)	-0.88%	(296)	-0.51%

Income Before Income Taxes	3,358	4.70%	4,191	7.27%

Net income	3,358	4.70%	4,191	7.27%

Foreign Currency translation gain (loss)	(160)	-0.22%	833	1.44%

Comprehensive income	$3,088	4.32%	$5,025	8.71%

Net Sales. Net sales increased approximately $13.79 million, or 23.92%, to approximately $71.46 million in the nine months ended September 30, 2009 from approximately $57.67 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first three quarters of 2009, as compared to the same period in 2008, because we cultivated an additional 28,000 mu (1 acre=6 mu) of land. This additional production contributed to additional sales during the nine months ended September 30, 2009.

Cost of Goods Sold. Our cost of goods sold increased approximately $12.13 million, or 23.62%, to approximately $63.47 million in the nine months ended September 30, 2009 from approximately $51.34 million in the nine months ended September 30, 2008. This increase was mainly due to the increased cost associated with our purchase of a greater volume of apples, bananas and oranges to meet our customers’ demands for such products.

Gross Profit and Gross Margin. Our gross profit increased approximately $1.66 million to approximately $7.99 million in the nine months ended September 30, 2009 from approximately $6.32 million in the same period last year. Gross profit as a percentage of net revenues was 11.18% and 10.96% for the nine months ended September 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determined by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the nine months ended September 30, 2009 and 2008.

Selling Expenses. Our selling expenses increased approximately $1.10 million, or 106.55%, to approximately $2.12 million in the nine months ended September 30, 2009 from approximately $1.03 million in the same period last year. As a percentage of net sales, selling expenses increased to 2.97% in the nine months ended September 30, 2009 from 1.78% in the same period of 2008. Selling expenses increased because of increased sales in this period and because of the advancement of bonuses in the third quarter of 2009.

Administrative expenses. Our administrative expenses increased approximately $1.06 million, or 131.92%, to approximately $1.87 million in the nine months ended September 30, 2009 from approximately $0.81 million in the nine months ended September 30, 2008. As a percentage of net sales, administrative expenses increased to 2.62% in the nine months ended September 30, 2009, as compared to 1.40% in the same period last year. Administrative expenses increased as a result of increased fees and expenses related to the reverse merger transaction that was consummated on January 15, 2009, plus the additional attorney’s fees and advisory fees accrued for the financing transaction that we consummated in August 2009.

Net Income. Net income decreased approximately $0.83 million, or 19.87%, to approximately $3.36 million in the nine months ended September 30, 2009, from approximately $4.19 million in the same period of 2008. Net income as a percentage of net sales decreased to 4.70% in the nine months ended September 30, 2009, from 7.27% in the same period last year. This decrease was mainly due to the increase of selling expenses and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of approximately $1.29 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$3,681	$5,076
Net cash provided by (used in) investing activities	(5,309)	(5,490)
Net cash provided by (used in) financing activities	2,608	293
Net cash flows	744	(145)

Operating Activities

Net cash provided by operating activities was approximately $3.68 million in the nine months ended September 30, 2009, a decrease of approximately $1.40 million, from approximately $5.08 million in net cash provided by operating activities in the same period last year. The reason for this decrease is that the Company paid more accounts payable during the nine months ended September 30, 2009 than during the same period in 2008.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2009 totaled approximately $2.61 million, compared to approximately $0.29 million in net cash generated by financing activities in the same period last year. This increase was due to our raising $2.64 million in financing transactions in August 2009.

Capital Expenditures

Our capital expenditures were approximately $3.37 million and $5.41 million for the nine months ended September 30, 2009 and 2008, respectively. Our capital expenditures were primarily used to rent the land on which the products we purchase from suppliers are grown. Our material capital expenditure requirement for fiscal year 2009 is expected to be approximately $8.5 million, which will be used to lease additional land and to establish a processing and packing factory, as well as the construction of a distribution hub.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Fong, our Chairman, who is acting as our principal executive officer and Ms. Yong Qing Ma, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Fong and Ms. Ma concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

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

Date: November 13, 2009	SINO GREEN LAND CORPORATION

By: /s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong, Chairman

By: /s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)