Form 10-Q/A
period 2009-09-30
Sino Green Land Corp
filed 2009-11-18
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 16, 2009 (the "Original Filing"). This Amendment is being filed solely:

  to revise the consolidated statement of income with respect to the following line items for the three months ended September 30, 2009: Interest income (expenses), net, Total Other Income, Net Income, Net Income available to common shareholders, Comprehensive income, Net income per share Basic and Net income per share Diluted; and

  to revise the disclosure in Item 2 of Part I of the Original Filing with respect to the line items listed above for the three months ended September 30, 2009.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

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

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$31,153,814	$27,656,309	$71,460,013	$ 57,667,879

Cost of goods sold	27,677,662	24,903,236	63,474,265	51,344,940

Gross profit	3,476,152	2,753,073	7,985,748	6,322,939

Operating expenses
Selling expenses	886,079	501,805	2,123,930	1,028,279
General and administrative expenses	562,766	179,077	1,872,246	807,295
Total operating expenses	1,448,845	680,883	3,996,177	1,835,574

Operating income	2,027,307	2,072,190	3,989,571	4,487,365

Other income(expense)
Interest income (expenses), net	(453,293)	(38,608)	(475,793)	(40,258)
Beneficial conversion feature expense	(153,425)	(275,048)	(153,425)	(275,048)
Others, net	(2,195)	19,541	(2,122)	19,088
Total other income	(608,913)	(294,115)	(631,340)	(296,218)

Net income	1,418,394	1,778,075	3,358,231	4,191,146

Dividend required for preferred stockholders	109,952	-	109,952	-

Net income available to common shareholders	1,308,442	1,778,075	3,248,279	4,191,146

Other comprehensive income (loss)
Foreign currency translation gain (loss)	7,243	710,922	(159,985)	833,427

Comprehensive income	$1,315,685	$2,488,996	$3,088,294	$5,024,573

Net income per share
Basic	$0.013	$0.022	$0.038	$0.051
Diluted	$0.011	$0.022	$0.030	$0.051

Weighted average number of shares outstanding
Basic	98,610,694	81,648,554	84,644,460	81,648,554
Diluted	125,388, 131	81,648,554	111,515,489	81,648,554

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

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales

Net Sales	$31,154		$27,656

Cost of Goods Sold	27,678	88.84%	24,903	90.05%

Gross Profit	3,476	11.16%	2,753	9.95%

	Three Months Ended September 30,
	2009		2008
		As a % of		As a % of
	Amount	Net Sales	Amount	Net Sales

Operating Expenses
Selling Expenses	886	2.84%	502	1.82%
Administrative Expenses	563	1.81%	179	0.65%

Operating Income	2,027	6.51%	2,072	7.49%
Interest Expenses	(453)	-1.45%	(39)	-0.14%
Beneficial conversion feature expense	(153)	-0.49%	(275)	-0.99%
Others, net	(2)	-0.01%	20	0.07%
Total other income	(609)	-1.95%	(294)	-1.06%

Income Before Income Taxes	1,418	4.55%	1,778	6.43%

Net income	1,418	4.55%	1,778	6.43%

Foreign Currency translation gain (loss)	7	0.02%	711	2.57%

Comprehensive income	$1,316	4.22%	$2,489	9%

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

Interest expenses.  The interest expenses, which are comprised of interest for convertible notes and detached warrant expenses, increased approximately 0.41 million to 0.45 million in the three months ended September 30, 2009 from approximately 0.04 million in the three months ended September 30,2008 due to the issued convertible notes by the company.

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

Date: November 18, 2009	SINO GREEN LAND CORPORATION

By: /s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong, Chairman

By: /s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)