Form 10-K
period 2009-12-31
Sino Green Land Corp
filed 2010-04-15
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6/F No.947,Qiao Xing Road, Shi Qiao Town
Pan Yu District, Guang Zhou
People’s Republic of China
(Address of principal executive office and zip code)

86-20-84890337
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]    No [X]

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 17,537,771. As of June 30, 2009, no market value was computed based upon the fact that no active trading market was established

There were 111,943,670 shares of common stock outstanding as of April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III will either be included in the registrant’s definitive information statement filed with the Securities and Exchange Commission or in an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

SINO GREEN LAND CORPORATION
FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

PART I

ITEM 1	BUSINESS

Overview of Our Business

We are engaged in the sale and distribution of various fruits and vegetables in the People’s Republic of China, or the PRC. To date, almost all of our revenues have been generated by sales of the following products:

  Fuji apples;

  Emperor bananas; and

  Tangerine oranges.

Historically, Fuji apples have been our main profit centers, comprising 87% and 85% of our revenues in 2008 and 2009, respectively. Emperor bananas and tangerine oranges have been the only other products that have generated meaningful revenues for us to date. Our growth strategy for 2010 and 2011 is to increase sales of our current products and to develop a new line of higher margin green foods, to begin selling our products through our green foods distribution hub and to export our products to new markets both within the PRC and internationally.

Our Growth Strategy

We plan to expand our business by internal growth over the next several years by pursuing a growth strategy that includes:

Increasing Sales of our Current Products and Developing a New Line of Higher Margin Green Foods

Our short-term goal is to increase sales of our existing products. With respect to our apples, bananas and oranges, our plan is to continue to increase the number of farmers from whom we purchase these products pursuant to our agreements with various farming cooperatives in the PRC. We believe that a steady supply of fruits is crucial to our future success. Currently, we have built strong relationships with three plantation bases in Shaanxi, Guangdong, and Guangxi Provinces. We intend to further strengthen our existing cooperative relationships with our plantation bases and to expand our supply sources by securing more first priority purchase rights with cooperatives across China. In addition, our plan for the future is to invest in a larger processing line and packing house, which would include the construction of our own cold storage facilities to enable us to sell greater volumes of high quality Fuji apples throughout the year. With respect to our vegetables, our plan is to increase sales of our deep processed vegetables that we believe will increase our revenues and gross margin.

In addition, our long-term goal is to sell green foods agriculture products, including fruits, vegetables, rice, meat, eggs and oil that have been certified as green foods by the Green Food Development Center under the PRC Ministry of Agriculture. Green foods are healthy and environmentally friendly whose profit margins are expected to be significantly higher than our current products. We are in the process of constructing a new hub in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale customers with the ability to purchase such a wide variety of green foods from one distributor in one location. Wholesale distributors who purchase from our hub will sell our products to customers in various regions in the PRC and to the Pearl River Delta, including Hong Kong and Macao, thereby potentially providing us with a larger market and significant revenues.

Selling Products Directly to Supermarkets and Retailers

Our current sales depend almost exclusively on wholesale distributors that purchase our products from our leased space in the Guangdong and Beijing wholesale markets, and who in turn sell these products to supermarkets or other retail stores located in neighboring regions in the PRC. Our goal is to supply a substantial portion our fruit products directly from our plantation bases to supermarkets and other retail stores in the PRC, which would reduce our transportation costs and generate higher profit margins for our company. We have initiated discussions with several retail stores to whom we may be able to sell our products in the near future. However, there is no assurance that we will be able to enter into agreements with these entities on terms favorable to us, if at all. Our plan is to distribute our higher margin processed vegetables directly to these retail customers so as to increase gross margin.

Distributing and Exporting Products to New Markets

To date, all of our products have been sold to a limited number of regions in the PRC. Our goal is to expand our domestic distribution network and distribute our products to other regions in the PRC and to export our products to various foreign countries, including East Timor, Indonesia, Hong Kong SAR, Macao SAR, and Australia. In early 2010, we entered into a cooperation agreement with certain business representatives in East Timor. Pursuant to this agreement, the representatives will assist us in marketing the various green foods we intend to sell to this region. We intend to export certain of our products to East Timor beginning in 2010. We anticipate that sales of our products to East Timor will generate significantly higher margins than domestic sales. In addition, we have entered into an agreement with a distributor in Australia pursuant to which we will sell green foods to this distributor once we have developed our green foods.

Our Corporate History and Structure

Corporate History and Share Exchange

We were incorporated under the laws of the State of Virginia in May 1948 as Henry County Plywood Corporation. We were originally formed for the purchase, sale, lease and manufacture of lumber, and other wood products. We reincorporated in Nevada on March 18, 2008. From July 2004 until January 15, 2009, we were a shell company with no operations and our sole purpose was to consummate a merger or acquisition with a private operating company.

Organic Region Group Limited, or Organic Region, was incorporated in the BVI on January 30, 2003. On January 15, 2009, we completed a reverse acquisition transaction with Organic Region, whereby we issued to the shareholders of Organic Region 81,648,554 shares of our common stock, par value $0.001 per share, in exchange for 100% of the issued and outstanding capital stock of Organic Region. As a result of the reverse acquisition transaction, we now conduct our operations in the PRC through subsidiaries and related entities.

Organizational Chart

The following chart reflects our organizational structure as of the date of this report:

Variable Interest Entity

In 2005, Organic Region entered into exclusive arrangements with Guangzhou Greenland Co., Ltd., or Guangzhou Greenland, an individual business entity incorporated in Guangdong Province, PRC on July 20, 2004. Guangzhou Greenland is the operating company for our wholesale fruits and vegetables business. Mr. Xiong Luo, our chief operating officer, is the owner and holder of the business license for Guangzhou Greenland.

Pursuant to these arrangements, Organic Region has agreed to provide consulting services, including business operations, human resources and research and development services necessary for Guangzhou Greenland to operate its wholesale fruit and vegetable distribution business in China. In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Organic. In addition, Organic Region obtained the right to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approval all matters requiring shareholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all voting power to a person designated by Organic Region.

Guangzhou Greenland is considered a variable interest entity, and its financial statements are included in our consolidated financial statements.

Subsidiaries

Organic Region is a holding company which owns 100% of the following entities: Zhuhai Organic Region Modern Agriculture Ltd., or Zhuhai Organic, and Guangzhou Organic Region Agriculture Ltd., or Guangzhou Organic, are wholly foreign-owned entities which were formed in the PRC on November 13, 2003 and August 20, 2004, respectively. Fuji Sunrise International Enterprises Limited, or Fuji Sunrise, and Southern International Development Limited, or Southern, were formed in the British Virgin Islands on March 6, 2008 and March 5, 2008, respectively. HK Organic Region Limited, or HK Organic, was formed in Hong Kong on February 4, 2008.

The following table sets forth a description of each of the entities in our corporate structure, including the relationship between us and each entity and the nature of the business conducted by each entity.

Name of Entity	Relationship	Nature of Business
Sino Green Land Corporation	N.A.	Holding company
Organic Region Group Limited	100% owned by us	Holding company
Zhuhai Organic Region Modern Agriculture Ltd.	100% owned by Organic Region	Plantation and export
Guangzhou Organic Region Agriculture Ltd.	100% owned by Organic Region	Vegetable processing and distribution
Fuji Sunrise International Enterprises Limited	100% owned by Organic Region	Planned apple processing and storage
Southern International Develop Limited	100% owned by Organic Region	Holding company of our China green food distribution hub under construction
HK Organic Region Limited	100% owned by Organic Region	Planned for import and export
Guangzhou Greenland Co., Ltd.	100% owned by our Chief Operating Officer and treated as a variable interest entity controlled by us	Wholesale business

We intend to form a new domestic subsidiary to be 100% owned by our wholly-owned subsidiary, Southern International Development Ltd., which will operate our new higher margin green foods business. See “—Our Products—Green Foods” below.

Corporate Information

Our corporate headquarters are located at 6/F No. 947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guang Zhou, China. Our telephone number is +86-20-84890337.

Our Industry

In 1984, the PRC government began to implement a system of reforms in the industry which transformed the industry from a fully state oriented structure, including state oriented pricing and state controlled distribution, to a market oriented structure, with market oriented pricing and multi channel distribution. These changes promoted the development of fruit production through increased income for farmers and more variation in the fruits and vegetables available to residents.

These reforms led to the development of planting and storage technologies which enabled consumers to purchase fruits all year round and in small amounts, rather than purchase an annual supply all at one time when fruits were in season. The reforms also led to the introduction of multiple transportation channels and the opening up of new markets across China. As a result, consumers throughout China today have access to fruits from all regions in China and are no longer limited to locally produced fruits.

In addition, the improvement of people’s living standards in the PRC has led to an increased emphasis in the PRC on consumption of healthy foods, including fresh fruits and vegetables. This increase in demand has led to good prospects for the whole fruit and vegetable industry.

As a result of land reforms during the past 20 years, orchards in China are generally small and the average farmer only owns between 0.4 to 0.5 acres of land. As a result, there are very few large marketing and distribution enterprises in the Chinese fruit industry. In general, apples in China are sold through small fruit brokers who buy apples from farmers for cash. The brokers sort and pack the fruit and resell it at fresh fruit markets or package it for delivery to processors.

Our Products

We are engaged in the sale and distribution of various fruits and vegetables in the PRC. To date, almost all of our revenues have been generated by sales of the following products:

  Fuji apples;

  Emperor bananas; and

  Tangerine oranges.

Historically, Fuji apples have been our main profit centers. Emperor bananas and tangerine oranges have been the only other products that have generated meaningful revenues for us to date. We also sell a variety of vegetables, as described below.

Fuji Apples

Fuji apples comprised approximately 85% of our sales in the year ended December 31, 2009 and approximately 87% of our sales in the year ended December 31, 2008. Because we are able to sell high quality Fuji apples throughout the entire year, these apples are considered a high-end fruit in the PRC and our revenues from sales of these apples are not seasonal. See “—Processing and Storage” below.

Emperor Bananas

Emperor bananas comprised approximately 9% of our sales in the year ended December 31, 2009 and approximately 7% of our sales in the year ended December 31, 2008. The Emperor bananas that we purchase from farmers and subsequently sell to wholesale customers are harvested throughout the year. Because we are able to sell high quality Emperor bananas throughout the entire year, these bananas are considered a high-end fruit in the PRC and our revenues from sales of these bananas are not seasonal.

Tangerine Oranges

Tangerine oranges comprised approximately 5% of our sales in the year ended December 31, 2009 and approximately 6% of our sales in the year ended December 31, 2008. Our tangerine oranges are harvested and distributed from October to March each year. Consequently, our revenues from sales of these oranges are seasonal. See “—Seasonality” below.

Vegetables

We also sell a variety of vegetables, including tomatoes, cauliflower, cucumber, lettuce, spinach, leek, celery, peppers, Chinese cabbage, carrots, loofah, pumpkin, bitter gourd, white gourd, gherkin and yams. Vegetable products have comprised a small percentage of our business to date.

We use production line processing technology to cleanse and sort all of our vegetables. Deep processing involves the following steps: water immersion, screening, high pressure spraying, sorting, freezing, rinsing, ultraviolet treatment and packaging. Our vegetable products generate higher margins as a result of this processing.

Our plan is to increase sales of the deep processed vegetables that we believe will increase our revenues and gross margin.

Green Foods

Our goal is to sell green food agriculture products, including fruits, vegetables, rice, meat, eggs, and oil that have been certified as green foods by Green Food Development Center under the PRC Ministry of Agriculture. Green foods are healthy and environmentally friendly, and their profit margins are expected to be significantly higher than our current products. Over 17,000 food items are currently certified as green foods in the PRC. There are currently over 6,000 suppliers of green foods certified by Green Food Development Center. Because of the diversity of available sources of these products, we believe that we will be able to obtain an adequate supply of green foods at a reasonable cost.

We expect to develop a strong customer base in the PRC for our green food products, which represented approximately 5% of total agricultural output in China in 2007, and to export these products internationally. Over 40 trade partner countries with the PRC currently recognize the Green Food Development Center’s certifications of green food products.

In addition, our long-term goal is to sell green foods agriculture products, including fruits, vegetables, rice, meat, eggs and oil that have been certified as green foods by the Green Food Development Center under the PRC Ministry of Agriculture. Green foods are healthy and environmentally friendly whose profit margins are expected to be significantly higher than our current products. We are in the process of constructing a new hub in the Guangdong wholesale market. See “—Real Property—New Green Foods Hub” below. We believe that our hub will be the first hub in the PRC to provide wholesale customers with the ability to purchase such a wide variety of green foods from one distributor in one location. Wholesale distributors who purchase from our hub will sell our products to customers in various regions in the PRC and to the Pearl River Delta, including Hong Kong and Macao, thereby potentially providing us with a larger market and significant revenues. See “—Real Property—New Green Foods Hub” below.

Our Raw Materials and Suppliers

General

Our business depends on obtaining a reliable supply of various agricultural products, including primarily Fuji apples, Emperor bananas and tangerine oranges. In 2008, approximately 86.8% of our raw materials consisted of Fuji apples, 6.9% Emperor bananas and 5.7% tangerine oranges. The remaining 0.6% consisted of various vegetables, including tomatoes, cauliflower, cucumber, lettuce, spinach, leek, celery, peppers, Chinese cabbage, carrots, loofah, pumpkin, bitter gourd, white gourd, gherkin and yams. In 2009, approximately 85.4% of our raw materials consisted of Fuji apples, 8.9% Emperor bananas and 5.1% tangerine oranges. The remaining 0.6% consisted of various vegetables, including tomatoes, cauliflower, cucumber, lettuce, spinach, leek, celery, peppers, Chinese cabbage, carrots, loofah, pumpkin, bitter gourd, white gourd, gherkin and yams.

Fruits

We purchase all of our Fuji apples, Emperor bananas and tangerine oranges from farming cooperatives located in the PRC. Each farming cooperative consists of individual farmers that grow the same type of product and sell to the same customers. We have entered into several land lease agreements with various farming cooperatives in the PRC since 2004. The term of each agreement is 25 years. Pursuant to each agreement, we lease from the cooperative the land on which the plantation is situated at a price of approximately $1,200 per acre. We grant the farming rights to such lands to the cooperative, so that the cooperative is responsible for farming the land and we acquire the fruits that the members of the cooperative produce. In exchange for our lease payment, we have first priority on purchasing the cooperative’s production at market wholesale prices. We do not receive any rental or other income from these arrangements. These arrangements allow us to avoid the substantial capital required to maintain and finance agricultural production. Because we have first priority to purchase produce from these cooperatives, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

The following table provides the size of the plantations on which our fruits are harvested, the type of fruit produced and the annual number of tons produced as of December 31, 2009:

Plantation	Acres	Product	Tons
Kuibai Town,Luochuan County, Shaanxi Province	7,428	Apples	62,132
Laomiao Town,Luochuan County, Shaanxi Province	3,778	Apples	32,031
Shiquan Town,Luochuan County, Shaanxi Province	2,500	Apples	9,874
Wanqingsha Town, Nansha District, Guangzhou in Guangdong Province	2,864	Bananas	12,100
Liuzhou, Guangxi Province	1,283	Oranges	7,540

We intend to expand the size of these plantations and to acquire additional plantations in the future.

Other Products

We purchase all of our other vegetable products from wholesalers located in the PRC. We do not have any long-term contracts with any of these suppliers. We purchased approximately 1,100 tons of these vegetables, in the aggregate, from these wholesalers in 2008 and approximately 1,600 tons in 2009. Vegetable products have comprised a small percentage of our business to date.

Our Customers and Sales

In 2008 and 2009, we sold almost all of our products to various wholesale fruit and vegetable distributors located in Beijing and Guangdong in the PRC. These distributors then distributed these products to retail stores and supermarkets in Beijing and Guangdong, respectively, as well as neighboring regions in the PRC.

We distributed almost all of our products in 2008 and 2009 from our leased space in the Guangdong Yun Cheng Wholesale Market and the Beijing Xin Fadi Agricultural Products Wholesale Market. A wholesale market is a marketplace designated for bulk sales by distributors such as us to wholesalers. Numerous distributors lease space in the wholesale market and distribute their products to their customers from this location. The Guangdong Yun Cheng Wholesale Market is one of the major wholesale centers for apples in southern China, with an annual sales volume of approximately 1.8 million tons of apples. The wholesalers who purchase products at this market distribute their products to regions populated by approximately 43 million people within a 200 kilometer radius from the market. Similarly, the Beijing Xin Fadi Agricultural Products Wholesale Market has an annual sales volume of approximately 3.5 million tons of apples. The wholesalers who purchase products at this market distribute their products to regions populated by approximately 24 million people.

We generally do not enter into long-term contracts with our customers. Our customers generally purchase our products pursuant to purchase orders.

Our customers generally purchase on credit, depending on their credit history and volume of purchases from us. However, in 2008 and 2009, we did not experience any significant delays in the collection of our accounts receivable.

We do not depend heavily on any of our customers. In 2008 and 2009, none of our customers accounted for 10% or more of our revenues.

To date, all of our products have been sold to a limited number of regions in the PRC. Our goal is to expand our domestic distribution network and distribute our products to other regions in the PRC and to export our products to various foreign countries, including East Timor, Indonesia, Hong Kong SAR, Macao and Australia. In early 2010, we entered into a cooperation agreement with certain business representatives in East Timor. Pursuant to this agreement, the representatives will assist us in marketing the various green foods we intend to sell to this region. We intend to export certain of our products to East Timor beginning in 2010. In addition, we have entered into an agreement with a distributor in Australia pursuant to which we will sell green foods to this distributor once we have developed our green foods. However, there is no assurance that we will be able to obtain all required licenses, permits, or approvals from the relevant government authorities in East Timor or Australia or that we will otherwise be able to sell our products to customers in either region or that we will be able to generate substantial revenues from any sales to either region.

Our Marketing Efforts

We have not spent a significant amount of capital on advertising to date. Our marketing team is located at the wholesale markets where we sell our products and they market our products to various wholesale distributors in the PRC who conduct business in these markets. Since the end of 2009, our marketing team has initiated discussions with numerous retail companies in an attempt to sell our products directly to these companies. Our goal is to begin selling our products directly to retail customers instead of wholesale customers in the near future.

Quality Control

In 2006, we passed both the ISO9001:2000 quality management system and the HACCP-EC-01 food security management system granted by the National Business Inspection Bureau.

We have also established our own quality control system for all our fresh fruits and vegetables, and we have adopted what we consider a very high quality standard.

For our tangerine oranges and Emperor bananas, our field quality control teams check and inspect all products before they are delivered to the wholesale markets and to our customers. In addition, we have a quality control team in Shaanxi Province which monitors all shipments of Fuji apples with a view to making sure that the fruit in each truck load complies with our standards.

Competition

Competitors

The fruits and vegetables industry is diverse, both in the PRC and globally. We do not have a significant market share with respect to any of our products. Nonetheless, although statistics are not available, we do not believe that there are any distributors of Fuji apples, Emperor bananas or tangerine oranges that handle more overall annual tonnage in China than we do. We believe that only the Yan’an Apple Group and the Qixia Apple, which are PRC state-owned enterprises, are our principal competitors with respect to sales of apples in the Chinese market.

Competitive Advantages

We believe that our success to date can be attributed to various competitive advantages, including the following:

  Strong Supplier Relationships – We acquire long-term first priority purchase rights from what we believe are some of the best Fuji apple, Emperor banana and tangerine orange plantation bases in the PRC. We believe that our business model provides motivation to our suppliers to produce an adequate supply of high quality products because we provide them with a ready market for their produce and we provide technological support to enable them to produce high yields.

  Production Line Processing Technology – Our production line processing technology provides standardized procedures for inspection, grading, cleansing and packaging of our fruits and vegetables. We use this “deep cleansing” technology to provide healthy, fresh and high-quality produce with our Organic Region brand name. In 2006, our Organic Region brand was granted the National “3.15” China Famous Brand Authentication award, and in 2006, we received the Guangzhou Nansha District Agricultural Technology Breakthrough Support Prize Certificate for introducing Emperor banana cultivation technology.

  High Product Quality – Our products are viewed as high quality products by our customers. We believe that in the past several years we have established a reliable reputation in two wholesale centers in China by supplying high quality premium fruits.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality, value-added product development and packaging design. We also provide on-site technical services to our suppliers and are responsible for the implementation and monitoring of recommended agricultural practices. Our research and development expenses were not significant in 2008 or 2009.

Intellectual Property

Our application for a Chinese invention patent for “cleaning, freshening and sterilizing method and device for fruit and vegetable” (Application No. 2005100888659) is currently pending. This patent application right was transferred to us by Mr. Xiong Luo and Mr. Anson Yiu Ming Fong in January 2009.

We also have applied for the following 16 trademark applications in the PRC, four of which have been approved (Application No. 6512336 and 6512340 in Class 31, and Application No. 6512366, and 6512338 in Class29):

Trademark	Application Date	Application No.	Class	Status
	January 16, 2008	6512335 through 6512338	35, 31, 30 and 29	Patent application pending

	January 16, 2008	6512339; 6512340; 6512365 and 6512366	35, 31, 30 and 29	Patent application pending

	January 16, 2008	6512374; 6512368; 6512369; 6512370	29, 31, 30	Patent application pending

	January 16, 2008	6512371 through 6512374	31, 35, 30 and 29	Patent application pending

We also seek to protect our technological know-how through confidentiality agreements entered into with the employees in our production department. However, we cannot assure you that our patents, trademarks and confidentiality agreements will be adequate to protect our intellectual property rights.

Regulation

The food industry is subject to extensive regulation in China. The following summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a distributor and producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

  the PRC Product Quality Law;

  the PRC Food Hygiene Law;

  the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

  the Regulation on the Administration of Production Licenses for Industrial Products;

  the General Measure on Food Quality Safety Market Access Examination;

  the General Standards for the Labeling of Prepackaged Foods;

  the Standardization Law;

  the Regulation on Hygiene Administration of Food Additive;

  the Regulation on Administration of Bar Code of Merchandise; and

  the PRC Metrology Law.

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

We believe that our exposure to these risks is limited since our business model and our agreements with our suppliers provide a cushion which shields us from product liability exposure and we control food hygiene and food quality by implementing a strict quality control system and we believe that we comply in all material respects with these laws and regulations. To the extent that the government imposes additional laws or restrictions, we would have to comply with those laws as well.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

  the Environmental Protection Law of the PRC;

  the Law of PRC on the Prevention and Control of Water Pollution;

  Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

  the Law of PRC on the Prevention and Control of Air Pollution;

  Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

  the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

  the Law of PRC on the Prevention and Control of Noise Pollution.

We have obtained all permits and licenses required for production of our products and believe that we are in material compliance with all applicable laws and regulations.

Our packaging facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. We have received certifications from the relevant PRC government agencies in charge of environmental protection, indicating that our business operations are in material compliance with relevant PRC environmental laws and regulations.

Employees

As of December 31, 2009, we employed a total of 146 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	5
Human resource and administration.	10
Production	38
Procurement	8
Marketing	4
Sales	17
Logistic	41
Research and development	3
quality control	10
Accounting	10
Total	146

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe that our employee relations are good.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after- tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social benefits. We believe that we are in material compliance with the relevant PRC laws.

Existing Plantations

We currently lease three main plantations: the Luochuan Apple Plant Base in Yan’an, Shaanxi Province; the Nansha Wanqingsha emperor banana plantation base in Guangzhou, Guangdong Province and the Rong’an tangerine orange plantation base in Liuzhou, Guangxi Province. See “—Our Raw Materials and Suppliers” above.

New Green Foods Hub

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase such a wide variety of green foods from one distributor in one location. We have invested approximately $4 million in the construction of this hub to date from cash generated by our operations and from funds which we raised from several small equity offerings in 2009 and early 2010. We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011.

We anticipate that the total investment to launch this business will be $15 million. We will need to raise a substantial amount of capital from equity or debt markets in order to complete the construction of our hub and launch our new green food product line. We currently have no commitments from any financing source. There is no assurance that we will be able to raise any funds on terms favorable to us, or at all. In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.

Seasonality

After farmers harvest the Fuji apples, they store the apples in a refrigerated storage room for up to one year until they are sold. Consequently, sales of our Fuji apples are not seasonal. Likewise, sales of our Emperor bananas, which are harvested throughout the year, are not seasonal. However, our tangerine oranges are harvested and distributed from October to March each year. Consequently, sales of our oranges are generally slower during the second quarter. Sales of our vegetables generally are not seasonal.

Item 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Because we have limited working capital, we may require funds for our operations.

At December 31, 2009, we had working capital of approximately $1.53 million, primarily as a result of the receipt of approximately $3.5 million in financings during the period from June to December 2009. We may require additional capital for our operations. Because of our low stock price and the lack of an active trading market in our common stock, it may be difficult for us to raise funds on terms which are favorable to us, if at all. Our increase in revenue in the year ended December 31, 2009 as compared with the 2008 resulted in large part from increased supplies stemming from our purchase of long-term leases on which farming cooperatives can grow products for us to sell. The payment of the full amount of the leases, which was approximately $3.4 million in the year ended December 31, 2009 and approximately $7.2 million for the year ended December 31, 2008, is due at the beginning of the lease. In order for us to expand our business in a manner which seeks to provide us with a continuing source of supply (subject to conditions which affect farming generally), we require capital to purchase the leasehold interests. Our failure to raise the necessary funds could impair our ability to expand our business.

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spend a significant amount of cash on our operations, principally to procure fruits and vegetables. Historically, our primary capital needs have been to fund our working capital requirements and our primary sources of funds have been cash generated from operations. If we fail to generate sufficient sales, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected. if available liquidity is not sufficient to meet our operating requirements, our plans include considering pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We may be unable to manage future rapid growth.

We have grown rapidly over the last few years. Our sales increased by from $5.9 million in 2005 to $108 million in 2009. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. See “Our Business—Our Growth Strategy” above. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our business is subject to weather conditions, natural disasters and other conditions beyond our control which could affect our revenue, gross margins and net income.

Severe weather conditions and natural disasters, such as snow, floods, droughts, frosts, earthquakes or pestilence, which are difficult to anticipate and cannot be controlled by us, may affect both the supply and the distribution of our products and otherwise disrupt our operations. Such disasters may affect the cost and supply of raw materials, including fruits and vegetables, or result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Similarly, if our distribution network is not able to operate, we would not be able to sell our products.

We have no business interruption or similar insurance to provide protection from these and other business disruptions.

As a company which sells fresh food, our business can be impaired by product liability claims, recalls, adverse publicity or negative public perception regarding particular fruits we sell, our products or our industry in general could harm our sales and cause consumers to avoid our products.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our and our competitors’ products. In the event of product contamination or tampering, we may need to recall some of our products. A widespread product recall, even a recall of products sold by others, could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time. Further, adverse publicity or negative public perception regarding the type of products that we sell, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of our products in general, of other companies or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us. We could also suffer losses from a significant product liability judgment against us since we do not have product liability insurance. Either a significant product recall or a product liability judgment, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

We are dependent upon a small number of suppliers.

We have long-term arrangements to purchase our products from a limited number of farming cooperatives. If we are not able to purchase our products from these farmers, in the event of a product shortage, and it is necessary for us to purchase from other suppliers, our costs may be greater due to this kind of short-term nature of arrangements. The inability to obtain our produce at a reasonable cost would affect our revenue and gross margins. Further, if our costs are too high, it may be necessary for us to sell one or more products at a small or negative margin in order to maintain the relationship with our customers.

We are dependent upon sales in two agriculture wholesale markets.

Almost all of our products are sold by us at the Guangdong Yun Cheng Wholesale Market and the Beijing Xin Fadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas where we lease space to sell our products. Our inability to sell our products at these markets could impair our sales as well as our ability to operate profitably. Because the gross margins for our current products are not high, any additional expenses resulting from changes in our distribution methods could impair our ability to operate profitably.

If we cannot establish brand name recognition, our sales may be impaired.

Because we are seeking to establish brand identity in an industry where fruits and vegetables are generally considered commodities, we are dependent upon our ability to develop a reputation as a high quality vendor of food products. Our ability to distinguish our products from others is critical to our ability to market our products as premium foods, rather than commodities. We cannot assure you that our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers to enable us to charge for our products as premium goods, which would impact our sales and gross margins. Further, since we are seeking to promote our foods as premium goods, in times of economic hardship, consumers may purchase cheaper products which could impact both our sales and, if we lower prices in order to compete, our gross margin.

Because we are dependent on our management, the loss of our key executive officers and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief operating officer, Xiong Luo, and our chairman, Anson Yiu Ming Fong, who are also directors. The loss of Mr. Luo or Mr. Fong or any of our other key employees could have a material adverse effect upon our ability to operate profitably.

Our officers and directors control a significant amount of our common stock.

As of December 31, 2009, our officers and directors, together with members of their families owned, directly or through companies owned by them, approximately 66% of our outstanding common stock and they would have the power to elect all of our directors and to take any action requiring shareholder approval.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

The SEC has adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K, and, commencing with our year ended December 31, 2010, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Organic Region was not a public company at December 31, 2008 and was not subject to the internal controls requirements of the Sarbanes Oxley Act at that date. We cannot assure you that, when management evaluates our financial controls in connection with our 2009 financial statements, we will not have identified material weaknesses in our internal controls or disclosure controls. We cannot assure you that we will be successful in addressing any issues that may be raised. If we are unable to address these issues, or are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for 2010, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

We will require additional financing to grow our business, which funds may not be available to us on favorable terms, or at all. Without additional funds, we may not be able to maintain or expand our business.

We recently raised approximately $3 million pursuant to several private placements, which funds are being used to finance the construction of our green food hub and acquire additional lands to increase our stock of Fuji apples and Emperor bananas. We anticipate that the total investment to launch our green foods business will be $15 million. We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub and launch our new green foods business. There is no assurance that we will be able to raise any funds on terms favorable to us, or at all. In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted. In addition, there is no assurance that we will successfully manage and integrate the sale of our new green food products.

If our competitors sell higher quality products or similar products at a lower price, or if they are otherwise more successful in penetrating the market, our financial condition would be affected.

We face competition from both Chinese and international companies, many of which are better known and have greater financial resources than us. Many of these companies have longer operating histories and have more established relationships with customers. If our competitors are successful in providing similar or better products or provide products at a lower price than we offer our products, or if they are otherwise more successful in penetrating the market, we could experience a decline in demand for our products, which would negatively impact our sales and results of operations.

An increase in the cost of raw materials will affect our revenues.

We purchase all of our raw materials, which currently consist primarily of Fuji apples, Emperor bananas and tangerine oranges, from three plantations in the PRC. Because prices are not set in the long-term contracts that we enter into with the cooperatives that cultivate these plantations, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our profit margins. Similarly, in times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.

The current economic and financial crisis may have a material adverse effect on our results.

The crisis of the financial and credit markets worldwide in 2008 and 2009has led to a severe economic recession worldwide, and the outlook for 2010 is still uncertain. A continuation or worsening of unfavorable economic conditions, including the credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

We may enter into additional financing agreements which may have a dilutive effect to our earnings per share and the rights of certain stockholders.

Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. For instance, we may grant registration rights to investors purchasing our equity or debt securities in the future.

RISKS RELATED TO OUR CORPORATE STRUCTURE

We control Guangzhou Greenland through a series of contractual arrangements, which may not be as effective in providing control over the entity as direct ownership and may be difficult to enforce.

We operate our business in the PRC through our variable interest entity, Guangzhou Greenland. Guangzhou Greenland holds the licenses, approvals and assets necessary to operate our business in the PRC. We have no equity ownership interest in Guangzhou Greenland and rely on contractual arrangements with Guangzhou Greenland and its shareholders that allow us to substantially control and operate Guangzhou Greenland. These contractual arrangements may not be as effective as direct ownership in providing control over Guangzhou Greenland because Guangzhou Greenland or its shareholders could breach the arrangements.

Our contractual arrangements with Guangzhou Greenland are governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If Guangzhou Greenland or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages. The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

If the PRC government determines that the contractual arrangements through which we control Guangzhou Greenland do not comply with applicable regulations, our business could be adversely affected.

Although we believe our contractual relationships through which we control Guangzhou Greenland comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

The controlling shareholder of Guangzhou Greenland has potential conflicts of interest with us, which may adversely affect our business.

The controlling shareholders of Guangzhou Greenland, Mr. Xiong Luo, is also our chief operating officer, a director of ours and a beneficial holder of our common shares. Mr. Luo holds a larger interest in Guangzhou Greenland when compared to his beneficial ownership in our shares. Conflicts of interest between his dual roles as shareholder, officer and director of both Guangzhou Greenland and us may arise. We cannot assure you that when conflicts of interest arise, Mr. Luo will act in the best interests of the Company or that conflicts of interest will be resolved in our favor. In addition, Mr. Luo may breach or cause Guangzhou Greenland to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Guangzhou Greenland. We rely on Mr. Luo to act in good faith and in the best interests of the Company, and not use his positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Luo, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

RISKS ASSOCIATED WITH COMPANIES CONDUCTING BUSINESS IN THE PRC

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC food processing industry are subject to compliance with PRC food hygiene and safety laws and regulations. Although our business does not involve processed foods, these laws and regulations may nonetheless require us to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we believe that we are in compliance with current PRC food hygiene and safety laws and regulations that relate to our business, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

Because the scope of our business license is limited, we may need government approval to expand our business.

Our operating subsidiaries are wholly foreign-owned enterprises, commonly known as WFOEs. The scope of business is narrowly defined for all businesses in China, and a WFOE can only conduct business within its approved business scope, which appears on the business license. Our license permits us to engage in our present businesses. Any change in the scope of our business requires further application and government approval. We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business both by increasing our product range, entering into joint ventures and making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

  levying fines;

  revoking our business and other licenses; and

  requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive even though we do not sell our products outside of the PRC. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our business activities.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all land is state-owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future expansion, especially as we are seeking both to expand and diversify our fruit and vegetable production. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

  the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

  the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

  the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

  the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. Although our products are not presently subject to price controls, the government has the power to impose controls on both the price at which we sell products and the price we pay for products. To the extent that we become subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales would be limited by price controls on our selling prices and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC. We cannot assure you that the government will not adopt price controls that affect our business.

Because all of our executive officers and the majority of our directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our directors and all of our executive officers reside in the PRC and substantially all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we have limited business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We have and will continue to maintain workers’ insurance for all of our workers on our processing lines, at our wholesale centers and on our plantation bases in Luo Chuan and Wanqingsha. However, business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If the United States imposes trade sanctions on the PRC due to its currency, export or other policies, our ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. Further, we cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United States dollar.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC. Conversion of RMB, the currency of the PRC, for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in RMB. To the extent our future revenue are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased demand of products such as ours or in pressure on us to lower our prices.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to shareholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our shareholders.

If the PRC tax authorities dispute our method of paying value added taxes, we may be subject to penalties under the tax laws of the PRC.

Under the commercial practice of the PRC, we paid value added taxes (“VAT”) and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty which can range from zero to five times of tax which is determined to have been improperly deferred. Although we believe that we are paying VAT and business taxes in accordance with the common practice in PRC, we cannot assure you that the PRC tax authorities would not reach a different conclusion and determine that common practice is not in accordance with the tax laws of the PRC. If a penalty is ultimately assessed against us, the penalty could represent a material amount.

Because the government has the power to withdraw our licenses, we cannot guarantee that we will continue to hold the necessary licenses.

In order for a company to engage in a business in the PRC, it must have a business license, which is issued by the government. Our subsidiaries possess business licenses which permit them to engage in their respective businesses.

These licenses are subject to inspection by the government agencies of our facilities. The government has the power to withdraw a license from those companies which may be disqualified as a result of these inspections by the central government. We cannot provide any assurance that we may be able to maintain our present licenses or that we will be able to obtain any additional licenses that may be required if we seek to expand the scope of our business.

Any adjustment in the conversion rate or exercise price of the preferred stock and warrants sold in our August 2009 financing could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the conversion price or warrant exercise price relating to the Series A Preferred Stock or warrants pursuant to any of the adjustment provisions of the agreements relating to our $1,000,000 August 2009 financing, the adjustment, or the perception that an adjustment may be required, may have a depressive effect on both our stock price and the market for our stock.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC Bulletin Board under the symbol SGLA.OB. There is a limited trading market for our common stock and there is frequently no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, regardless of whether they come within the definition of a “penny stock.” If we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

If a more active trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

  quarterly variations in our revenues and operating expenses;

  developments in the financial markets and worldwide economies;

  announcements of innovations or new products or services by us or our competitors;

  announcements by the PRC government relating to regulations that govern our industry;

  significant sales of our common stock or other securities in the open market.

  variations in interest rates;

  changes in the market valuations of other comparable companies; and

  changes in accounting principles.

If a stockholder were to file any such class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to such litigation, which could harm our business and reputation.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. To the extent that we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Our ability to issue preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the shareholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-incontrol, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2	OUR PROPERTIES

We lease our headquarters which occupy approximately 7,400 square feet of space at 6/F No.947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guangzhou, China, at the rate of approximately $2,000 per month, pursuant to a five-year lease agreement between the Company and Guang LV Industrial Co., Ltd., as supplemented. The lease will expire on May 1, 2012. We have the option to extend the term of lease on the premises under the same terms and conditions following the completion of the term of the lease.

We lease approximately 2,000 square feet of space in the Beijing Xin Fadi Agricultural Products Wholesale Market in Beijing at an annual rental of $4,700, pursuant to a two-year lease that expires in 2011. The lease provides for a renewal option following the completion of the term of the lease.

We lease approximately 2,700 square feet of space in the Guangdong Yun Cheng Wholesale Market in Guangzhou at an annual rental of $2,000 pursuant to a ten-year lease that expires in 2017. The lease provides for a renewal option following the completion of the term of the lease.

In addition, we lease approximately 8,600 square feet of space for vegetable deep processing in the Guangdong Yun Cheng Wholesale Market in Guangzhou at an annual rental of $24,000 pursuant to an eight-year lease that expires in 2017. The lease provides for a renewal option following the completion of the term of the lease.

We believe that all our properties have been adequately maintained, are generally in good condition and are suitable for our business.

ITEM 3	LEGAL PROCEEDINGS

We are currently not aware of any legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4	(Removed and Reserved)

PART II

ITEM 5	MARKET PRICE AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “SGLA.OB.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2009
First Quarter	$0.30	$0.09
Second Quarter	$0.10	$0.08
Third Quarter	$0.25	$0.04
Fourth Quarter	$0.40	$0.12

Year Ended December 31, 2008
First Quarter	$0.005	$0.005
Second Quarter	$0.005	$0.002
Third Quarter	$0.004	$0.002
Fourth Quarter	$0.040	$0.040

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders of our Common Stock

As of April 12, 2010, there were approximately 156 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 6	SELECTED FINANCIAL DATA

Not required.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the wholesale distribution and sale of various fruits and vegetables in China. To date, almost all of our revenues have been generated by sales of Fuji apples, Emperor bananas and tangerine oranges. We purchase our Fuji apples, Emperor bananas and tangerine oranges directly from farming cooperative groups. Almost all of our products are sold by us at the Guangdong Yun Cheng Wholesale Market and the Beijing Xin Fadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas, where we lease space to sell our produce. We sell to wholesalers who sell our products to customers in and around Beijing and Guangdong.

Important Factors Affecting our Results of Operations

We believe that the significant factors that affect our financial condition and results of operations are as follows:

  Adequate supply of raw materials. We believe that a steady supply of fruits is crucial to our success. Currently, we have built strong relationships with cooperatives located at three plantation bases in the PRC: one in Shaanxi Province which supplies us with Fuji apples, one in Guangdong Province which supplies us with Emperor bananas, and one in Guangxi Province which supplies us with tangerine oranges. In the event of a product shortage at any of these plantation bases due to weather conditions, natural disasters, new government regulations or otherwise, we may be unable to secure our products from other suppliers at a price that is favorable to us, if at all. Our inability to obtain our produce at a reasonable cost would affect our revenue and gross margins.

Construction of Our New Green Foods Hub. Our long-term goal is to develop green food agriculture products, including fruits, vegetables, rice, meat, eggs and oil that have been certified as green foods by Green Food Development Center under the PRC Ministry of Agriculture. Green foods are healthy and environmentally friendly and their profit margins are expected to be significantly higher than our current products. We are in the process of constructing a new hub in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale customers with the ability to purchase such a wide variety of green foods from one distributor in one location. Wholesale distributors who purchase from our hub will sell our products to customers in various regions in the PRC and to the Pearl River Delta, including Hong Kong and Macao, thereby providing us potentially with a significant market and significant revenues.

  Growth of the Chinese Economy. We operate in China and have derived all of our revenues from sales to customers in China. Therefore, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Over the past twenty years, China has experienced, and is expected to continue to experience, continued growth in various areas of investment and consumption. However, the growth of China’s economy experienced a slowdown following the second quarter of 2007, when the growth rate of China’s gross domestic product as measured against the same quarter of the previous year reached 11.9%. A number of factors have contributed to this slowdown, including the appreciation of the Renminbi against the U.S. dollar and the Euro, which has adversely affected China’s exports, and the tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing the overheating of China’s economy and controlling inflation. The slowdown has been further exacerbated by the current global crisis in the financial services and credit markets, which has resulted in extreme volatility and dislocation of the global capital markets since 2007. For the year end of 2009, the growth rate of China’s gross domestic product as measured against the same period of the previous year decreased to 8.7%. It is uncertain how long the global crisis in the financial services and credit markets will continue and the impact this will have on the global economy in general and the PRC economy in particular.

Cash Requirements

While we currently generate sufficient operating cash flows to support our current operations, our capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from long-term leases in connection with the acquisition of first priority purchase rights of our supplies. Under these arrangements, we are required to pay approximately $1,200 per acre at the inception of the lease. In 2009, we leased an additional 2,500 acres of land in Shaanxi Province, and we acquired first priority purchase rights for all Fuji apples developed on these lands. Our plan is to continue to lease additional lands and acquire first priority purchase rights from these farming cooperatives in order to increase our supplies. We invested approximately $3.4 million in 2009 for these new leases from cash generated by our operations and from funds which we raised from several small equity offerings in 2009 and early 2010. If we continue to lease additional farm land on which our produce can be grown, we will require significant additional capital.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market. We have invested approximately $4 million in the construction of this hub to date from cash generated by our operations and from funds which we raised from several small equity offerings in 2009 and early 2010. We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011. We anticipate the construction to cost an additional $10 million.

We will need to raise a substantial amount of capital from equity or debt markets in order to complete the construction of our hub, launch our new green food product line and lease additional farm land for our existing products. We currently have no commitments from any financing source. There is no assurance that we will be able to raise any funds on terms favorable to us, or at all. In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted. Furthermore, the current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets, may affect our ability to obtain either debt or equity financing which we may require in order to expand our business.

Taxation

Prior to 2008, foreign invested enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax rate of 33.0%, which includes a 30.0% national income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, and on December 6, 2007, the State Council of China passed the implementing rules for the new law, which took effect on January 1, 2008. The new Enterprise Income Tax Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, since January 1, 2008.

The new law gives the FIEs established before March 16, 2007, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the FIEs that are eligible for a full exemption and 50% reduction under the original law are allowed to retain their preferential treatment until these holidays expire.

Under the current income tax laws and the related implementing rules, FIEs engaging in agriculture businesses, such as Guangzhou Organic, are entitled to a two-year tax exemption from PRC EIT, subject to approval from local taxation authorities. Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50% tax reduction for the three years thereafter. Due to the absence of significant business in 2008, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business resumes. However, Zhuhai Organic did not constitute a significant source of revenue or income in the year ended December 31, 2009 or 2008. Currently, pursuant to income tax law, the income tax rate for foreign-capitalized enterprises is 25% and the value-added tax rate is 13%.

Results of Operations

Years ended December 31, 2008 and 2009

The following table sets forth the key components of our results of operations for the years ended December 31, 2008 and 2009, in dollars and as a percentage of net sales and the changes in these components from 2008 to 2009 in dollars and as a percentage:

						Change from Year
(dollar amounts in thousands of dollars)						Ended
	Year Ended December 31,					December 31, 2008
	2008		2009			To December 31, 2009
	Amount	Percent	Amount	Percent		Amount		Percent
Net sales	$73,563	100.0%	$108,045	100.0%		$34,482		46.9%
Cost of sales	65,825	89.5%	96,308	89.1%		30,483		46.3%
Gross profit	7,737	10.5%	11,737	10.9%		4,000		51.7%
Operating expenses:
Selling expenses	1,631	2.2%	2,581	2.4%		950		58.2%
General and administrative	1,040	1.4%	2,249	2.1%		1,209		116.3%
expenses
Total operating expenses	2,671	3.6%	4,831	4.5%		2,160		80.9%
Income from operations	5,066	6.9%	6,906	6.4%		1,840		36.3%
Other income (expenses)
Interest expense, net	(134)	(0.2)%	(354)	(0.3%	)	(220)		164.2%
Beneficial conversion feature	(393)	(0.5)%	(153)	(0.1%	)	240		(61.1%	)
Change in derivative liability	47	0.1%	-	-		(47	)-	(100%-)
Other, net	15	0.0%	154	0.1%		139		926.7%
Total other income (expense)	(465)	(0 .6)%	(353)	(0.3%	)	112		(24.1)%
Net income	$4,601	6.3%	6,553	6.1%		1,952		42.4%
Foreign currency translation gain	778	1.1%	(313)	(0.3%	)	(1,091)		(140.2%	)
(loss)
Comprehensive income	$5,379	7.3%	$4,996	4.6% $		$(383)		(7.1%	)

Net Sales. Net sales increased approximately $34.5 million, or 46.9%, to approximately $108 million in the year ended December 31, 2009 from approximately $73.6 million in the year ended December 31, 2008.

Sales of our Fuji apples increased by 43.7% in 2009 as compared to 2008. 97% of this increase is attributable to increased sales volume and 3% is attributable to increases in the average sales price. Sales of our Emperor bananas increased by 88.9% in 2009 as compared to 2008. 94% of this increase is attributable to increased sales volume and 6% is attributable to increases in the average sales price of these products. Sales of our tangerine oranges increased by 29.3% in 2009 as compared to 2008. 81.6% of this increase is attributable to increased sales volume and 18.4% is attributable to increases in the average sales price of these products.

Our sales volume was significantly lower than usual during the first quarter of 2008 as a result of low supplies of Fuji apples due to heavy snow in the regions in which our Fuji apples are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased supplies and increased sales.

In addition, our sales volume increased by an aggregate of 38,500 tons in 2009 because we leased an additional 3220 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with Emperor bananas. We began generating revenues from sales of products harvested on these newly leased lands in the third quarter of 2009.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives. Our cost of goods sold increased approximately $30.5million, or 46.3%, to approximately $96.3 million in 2009 from approximately $65.8 million in 2008, reflecting increased purchases of produce in 2009.

Our gross margin increased from 10.5% in 2008 to 10.9% in 2009 due to increased prices of our products in 2009.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense, and depreciation. These expenses increased by approximately $0.95 million, or 58.2%, to approximately $2.6 million in 2009 from approximately $1.6 million in 2008. As a percentage of net sales, selling expenses increased to 2.4% in 2009 from 2.2% in 2008 due to increased rent and trading expense in 2009.

General and Administrative Expenses. Our general and administrative expenses are comprised of salary of executives, trip expense, office expense, research an development expense, market research expense, exhibition expense, audit expense, advisory expense. These expenses increased approximately $1.2 million, or 116.3%, to approximately $2.2 million in 2009 from approximately $1.0 million in 2008. As a percentage of net sales, administrative expenses increased to 2.1% in 2009 as compared to 1.4% in 2008 due to increased salary by $0.2 million, $0.5 million of reverse merge expense, and $0.4 million of legal and advisory expenses.

Interest Expense, Beneficial Conversion Feature Expense and Deemed Preferred Stock Dividend. Interest expense increased from $0.1 million in 2008 to $0.4 million in 2009.

In April 2008, we issued for 18% convertible notes in the principal amount of $500,000 and warrants to purchase a number of shares to be determined based on certain future financings. The interest for the 2009 period reflects interest on the outstanding notes as well as the amortization of the debt discount resulting from warrants that were issued with the notes. When the notes that were issued in June and July 2009 were exchanged for common stock and warrants, the unamortized debt discount of $0.37 million was reflected as interest.

These notes were deemed to be non-conventional debt instruments because of the uncertain terms of the warrants. As a result, the conversion feature was bifurcated from the notes and reflected as a separate derivative liability. The fair value of the beneficial conversion feature is adjusted to fair value at each balance sheet date. The fair value of the beneficial conversion feature on issuance of these notes was $0.36 million. Thus, at issuance, the notes were reflected with a discount of $0.36 million. The notes were repaid in August, 2009 and the discount was written off.

As a result of the issuance of warrants in connection with the August 2009 sale of preferred stock and warrants, the value of the warrants was considered a deemed preferred stock dividend, which was $0.1 million for the year ended December 31, 2009. There was no comparable transaction in the comparable period of 2008.

Tax. Since our operating subsidiaries benefitted from a tax holiday for 2008 and 2009, we did not incur any income tax in 2008 or 2009.

Net Income. As a result of the factors described above, our net income increase approximately $2.0 million, or 42.4% to approximately $6.6 million from $4.6 million after giving effect to the deemed preferred stock dividend.

Liquidity and Capital Resources

General

Historically, our primary capital needs have been to fund our working capital requirements and our primary sources of funds have been cash generated from operations. We recently raised approximately $3 million pursuant to several private placements, which funds are being used to finance the construction of our green food hub and acquire additional lands to increase our stock of Fuji apples and Emperor bananas. We expect that anticipated cash flows from operations and loans from related parties will be sufficient to fund our current operations through at least the next twelve months, provided that:

  We generate sufficient business so that we are able to generate substantial profits, which cannot be assured; and

  We are able to generate savings by improving the efficiency of our operations.

However, we anticipate that the total investment to launch our green foods business will be $15 million. We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub and launch our new green foods business. Furthermore, if available liquidity is not sufficient to meet our operating requirements, our plans include considering pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

At December 31, 2009, cash and cash equivalents were $1,987,616, as compared to $544,860 at December 31, 2008. The increase in our cash position was due to the funds raised in several private placement transactions in 2009. Our working capital increased by $2.39 million to $1.53 million at December 31, 2009 from a working capital of $0.86 million at December 31, 2008.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$(798)	$124
Net cash (used in) investing activities	(487)	(4)
Net cash provided by (used in) financing activities	2,915	(104)

Net cash used in operating activities was approximately $0.8 million in 2009, as compared to $0.1 million in net cash provided by operating activities in 2008. The reason for this decrease is that the Company paid $4.1 million as advances to suppliers and a deposit of $0.4 million in connection with the construction of our green food hub. In addition, we made a $0.3 million loan to Wangingsha Fruit Association of Nansha District for construction of banana seedling cultivation. These amounts were offset by a decrease in long-term prepaid expenses in connection with our leasing land from farming cooperatives, from $7.2 million in 2008 to $3.4 million in 2009 and an increase in our net income as described above under “—Results of Operations” above.

Net cash used in investing activities was approximately $0.5million in 2009, as compared to $4,300 in 2008. The reason for this change is we invested $0.48 million in connection with the construction of a vegetable processing plant in 2009.

Net cash provided by financing activities was approximately $2.9 million in 2009, as compared to net cash used in financing activities of $0.1 million in 2008, reflecting the money we raised in private placements and related option exercises from August to December 2009.

Critical Accounting Policies and Estimates

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

Impairment – We apply the provisions of ASC 360-10 (Originally issued as FAS No. 144).. ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment, and then we compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

Revenue Recognition – Our revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenues from the sale of products are recognized at the point of sale of our products. Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. Sales taxes are not recorded as a component of sales. The “Cost of Good Sold” line item of the Consolidated Statements of Income includes product costs, net of discounts and allowances. Discounts provided to us by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered. All other costs, including warehousing costs, transportation costs; salaries, rent expense and depreciation expense, are shown separately in selling expenses or general and administrative expense in our consolidated statements of income.

Foreign Currency Translation – We use United States dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, which is currency of China, where all of our operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate on the balance sheet date, shareholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

New Accounting Pronouncements

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

ITEM 7A.	QUANTITATIVE AND QUALITIATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2009 begins on page F-2 of this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not required.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Authorization

Our Chairman, Anson Yin Ming Fong, has executed the certifications attached as exhibits hereto in his capacity as our principal executive officer, as our Chief Executive Officer is currently unable to fulfill such duties due to illness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

(a)	Financial Statements of Business Acquired

Filed herewith are the following:

1. Audited consolidated financial statements of Organic Region Group Limited for the fiscal years ended December 31, 2009 and 2008.

(c) Exhibits

2.1 (1)	Share Exchange Agreement, dated January 15, 2009, among the registrant, Organic Region Group Limited and its subsidiaries and shareholders.
3.1(2)	Articles of Incorporation of the registrant, as amended.
3.2 (1)	Bylaws of the registrant adopted on March 11, 2008.
3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock.
4.1 (1)	Piggyback Registration Rights Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.2 (1)	Redemption Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.3 (1)	Form of Convertible Promissory Note issued by the registrant, dated January 15, 2009.
4.4 (1)	Form of Convertible Promissory Note issued by Organic Region Group Limited, dated April 23, 2008.
4.5 (1)	Form of Warrant issued by Organic Region Group Limited, dated April 23, 2008.
4.6 (4)	Form of Warrant issued by Sino Green Land Corporation, dated August 3, 2009.
4.7 (5)	Form of Series A Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
4.8 (5)	Form of Series B Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
10.1 (1)	Indemnification Agreement, dated January 15, 2009, by Michael Friess and Sanford Schwartz in favor of the registrant and Organic Region Group Limited and its subsidiaries and shareholders.
10.2 (1)	Form of Securities Purchase Agreement, dated April 23, 2008.
10.3 (1)	Consulting Services Agreement, dated January 1, 2005, between Organic Region Group Limited and Mr. Xiong Luo (English Translation).
10.4 (1)	Director Agreement, dated February 15, 2008, between Organic Region Group Limited and Mr. Anson Yiu Ming Fong.
10.5 (1)	Director Agreement, dated January 5, 2004, between Organic Region Group Limited and Mr. Xiong Luo.
10.6 (1)	Director Agreement, dated November 22, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.7 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.8 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Xiong Luo.
10.9 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Ms. Yong Qing Ma.
10.10 (1)	Luochuan Apple Land Lease and Joint Development Contract, dated May 4, 2004, between Guangzhou Organic Region Agriculture Ltd. and the Apple Association of Kuibai Town, Luochuan County (English Translation).
10.11 (1)	Luochuan Apple Land Lease Cooperation Development Contract, dated October 29, 2007, between Guangzhou Organic Region Agriculture Ltd. and the Apple Association of Kuibai Town, Luochuan County (English Translation).
10.12 (1)	Wanqingsha Emperor Banana Land Lease Cooperation Development Contract, dated October 17, 2006, between Guangzhou Organic Region Agriculture Ltd. and the Fruits Association of Wanqingsha Town, Nansha District of Guangzhou (English Translation).
10.13 (1)	Wanqingsha Emperor Banana Land Lease Cooperation Development Contract, dated January 3, 2008, between Guangzhou Organic Region Agriculture Ltd. and the Fruits Association of Wanqingsha Town, Nansha District of Guangzhou (English Translation).
10.14 (1)	Guangxi Tangerine Land Lease Cooperation Development Contract, dated October 12, 2005, between Guangzhou Organic Region Agriculture Ltd. and Guangxi Wanshanhong Fruits Co., Ltd. (English Translation).
10.15 (1)	Guangzhou City Panyu District Premises Lease Contract, dated December 12, 2007, between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).
10.16 (1)	Supplementary Agreement to Premises Lease Agreement between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).
10.17 (1)	Transfer Agreement of Patent Application Right, January 10, 2009, by and among Guangzhou Organic Region Agriculture Ltd., Mr. Xiong Luo and Mr. Anson Yiu Ming Fong (English Translation).
10.18 (3)	Director Agreement, between Sino Green Land Corporation and Jeremy Goodwin, dated February 2, 2009.

10.19 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.20 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.21 (5)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 7, 2009, between Sino Green Land Corporation and the investors.
16.1 (1)	Letter from Schumacher & Associates, Inc., regarding change in certifying accountant.
21	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed Herewith

(1)     Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on January 21, 2009.

(2)     Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-K/A filed on April 21, 2009.

(3)     Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2009.

(4)     Incorporated by reference to Exhibits 4.1, 10.1, and 10.2 to the Company's Current Report on Form 8-K/A filed on August 7, 2009.

(5)     Incorporated by reference to Exhibits 3.1, 4.1, 4.2, and 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 15, 2010

SINO GREEN LAND CORPORATION

/s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong
Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Anson Yiu Ming Fong	Chairman of the Board	April 15, 2010
Anson Yiu Ming Fong	(Principal Executive Officer)

/s/ Yong Qing Ma	Chief Financial Officer	April 15, 2010
Yong Qing Ma	(Principal Financial and
Accounting Officer)

/s/ Xiong Luo	Chief Operating Officer	April 15, 2010
Xiong Luo	and Director

/s/ Jeremy Goodwin	Director	April 15, 2010
Jeremy Goodwin

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Sino Green Land Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sino Green Land Corp and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Green Land Corp and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 12, 2010

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,987,616	$544,860
Accounts receivable, net	171,143	200,731
Due from related parties	1,006	352,799
Inventories	9,934	16,931
Advances-current portion	256,225	-
Other current assets	343,169	58,045
Total Current Assets	2,769,093	1,173,366
Property and Equipment, net	547,727	139,765
Deposit	365,647	-
Advances	4,355,829	497,568
Long-term Prepayments	18,961,869	16,258,707
Total Assets	$27,000,165	$18,069,406
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,186,923	$1,529,786
Advances from customers	48,690	56,443
Due to related parties	3,364	129,444
Convertible debenture	-	313,627
Total Current Liabilities	1,238,977	2,029,300
Commitment	-	-
Shareholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,650,000 and 0 share issued and outstanding as of December 31, 2009 and 2008	1,650	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 104,943,337 and 81,648,554 issued and outstanding as of December 31, 2009 and 2008	104,944	81,649
Additional Paid-in capital	10,119,540	5,419,351
Other comprehensive income	762,504	1,075,973
Retained earnings	14,772,550	9,463,133
Total shareholders' equity	25,761,188	16,040,106
Total Liabilities and Stockholders' Equity	$27,000,165	$18,069,406

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net sales	$108,045,437	$73,562,759
Cost of goods sold	96,308,289	65,825,333
Gross profit	11,737,148	7,737,426

Operating expenses
Selling expenses	2,581,330	1,630,781
General and administrative expenses	2,249,364	1,040,452
Total operating expenses	4,830,694	2,671,333

Operating income	6,906,454	5,066,193
Other income(expense)
Interest expenses, net	(353,973)	(133,650)
Beneficial conversion feature expense	(153,425)	(393,345)
Change in derivative liability	-	46,770
Others, net	154,404	15,399
Total other income (expense)	(352,994)	(464,826)
Net income	6,553,460	4,601,367
Dividend required for preferred stockholders	(1,244,043)	-
Net income available to common shareholders	5,309,417	4,601,367
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(313,469)	777,795
Comprehensive income	$4,995,948	$5,379,162
Net income per share
Basic	$0.07	$0.06
Diluted	$0.06	$0.06
Weighted average number of shares outstanding
Basic	89,772,302	81,648,554
Diluted	117,579,469	81,648,554

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Income	Earning	Equity
Balance as of December 31, 2007	–	$–	81,648,554	81,649	$4,919,351	$298,178	$4,861,766	$10,160.44
Contribution by a shareholder	–	–	–	–	500,000	–	–	500,000
Foreign currency translation gain	–	–	–	–	–	777,495	–	777,795
Net income for the year ended December 31, 2008	–	–	–	–	–	–	4,601,367	4,601,367
Balance as of December 31, 2008	–	–	81,648,554	81,649	5,419,351	1,075,973	9,463,133	16,040,106
Recapitalization due to reverse acquisition	–	–	5,832,039	5,832	(5,832)	–	–	–
Issuance of preferred stock	1,650,000.00	1,650	–	–	1,553,350	–	–	1,555,000
Issuance of common stock	–	–	17,462,744	17,463	1,618,537	–	–	1,636,000
Warrant expenses	–	–	–	–	290,091	–	–	290,091
Foreign currency translation gain	–	–	–	–	–	(313,469)	–	(313,469)
Dividend required for preferred stockholders			–	–	1,244,043	–	(1,244,043)	–
Net income for the year ended December 31, 2009	–	–	–	–	–	–	6,553,460	6,553,460
Balance as of December 31, 2009	1,650,000	$1,650	104,943,338	$104,944	$10,119,540	$762,504	$14,772,550	$25,761,188

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
Cash flows from operating activities
Net income	$6,553,460	$4,601,367
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	79,178	83,694
Amortization	627,304	508,713
Warrant expense	290,091	-
Beneficial conversion feature	153,425	393,345
Gain from debt forgiveness	(162,949)	-
Change in derivative liability	–	(46,770)
Debt discount (part of interest expense)	–	71,266
Decrease / (Increase) in current assets
Accounts receivable	29,140	5,893
Inventories	6,957	23,992
Other current assets	(285,095)	(8,160)
Deposit	(365,450)	–
Advances	(4,113,619)	(23,745)
Long-term prepaid expense	(3,363,950)	(7,209,225)
Increase in current liabilities
Accounts payable & accrued expense	(367,118)	1,190,819
Advances from customer	(7,629)	(26,579)
Tax payables	156	68
Other payables	128,410	558,905
Net cash provided by operating activities	(797,689)	123,583
Cash flows from investing activities
Acquisition of plant, property, and equipment	(487,221)	(4,276)
Cash flows from financing activities
Proceeds from (payment to) issuance of convertible notes	(502,684)	500,000
Proceeds from issuance of preferred stock and warrants	1,555,000	–
Proceeds from issuance of common stock and warrants	1,636,000	–
Proceeds from (payments to) related parties	226,405	(603,970)
Net cash provided by (used in) financing activities	2,914,721	(103,970)
Effect of exchange rate change on cash and cash equivalents	(187,055)	86,477
Net increase in cash and cash equivalents	1,442,756	101,814
Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$1,987,616	$544,860

Supplement disclosure of cash flow information
Interest expense paid	$104,800	$–
Income taxes paid	$–	$–

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the closing of these transactions, the Company, then known as Henry County Plywood Corporation, was not engaged in any business activity.

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

Zhuhai Organic was formed by a British Virgin Islands corporation known as Nature Institution Group Ltd. (“NI Group”) on January 3, 2004, and Guangzhou Organic was formed by NI Group on September 24, 2004. On December 31, 2007, NI Group transferred to Organic Region all of the stock of Zhuhai Organic for $5,000,000 and all of the stock of Guangzhou Organic for no consideration since Guangzhou Organic had negative equity. At the time of the transfer, NI Group had made the required capital contributions to both Zhuhai Organic and Guangzhou Organic, the transfers were treated as transfers between related parties because, at the time of the transfer, one of NI Group’s stockholders, who held a 13.5% interest in NI Group, was also a 50% stockholder in Organic Region. Since the transfers were between related parties, the assets of the acquired companies were carried at their historical cost and the amount by which the total purchase price exceeded the value of the assets of Zhuhai Organic and Guangzhou Organic, which was $365,755, was recorded as deemed dividend to the stockholder in December 31, 2007.

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

b.

The Company has the exclusive privilege to purchase the fruit and vegetables from and it provides other general business operation services to Guangzhou Greenland in return for a consulting services fee which is equal to Guangzhou Greenland’s revenue.

c.

Mr. Xiong Luo irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise his voting power to the person appointed by the Company.

b. Use of estimates

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

c. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d. Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and December 31, 2008, the Company had accounts receivable, of $171,143 and $200,731, net of allowance for bad debts in the amount of $9,244 and $9,264, respectively.

e. Other current assets

Other current assets, valued at $343,169 as of December 31, 2009. It included an unsecured loan receivable in the amount of $292,517, at an interest rate of 5.31%, from an unrelated party. This loan was due in January 2010 and relates to a loan made to the local fruit association in connection with the construction of a seeding lab for Emperor bananas. The loan has been collected subsequently in March 2010. The interest income for the year ended December 31, 2009 was $15,524. As of December 31, 2008, the other current assets amounted to $58,045.

f. Advances

As of December 31, 2009, the Company advances amounted to $4,355,829. The Company provides advances to one unrelated party in return for 18 years lease starting 2010. The advances are required to be used to construct a multi level distribution center the Company intends to lease. As of December 31, 2008, the advances amounted to $497,568.

g. Deposit

As of December 31, 2009 and 2008, the Company has deposit amounted to $365,647 and $0, respectively. The deposit is to an unrelated party and refundable after the expiration of the term of the lease (described in note 1.f Advances).

h. Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value.

Inventories consisted of produce in the amount of $9,934 and $16,931 as of December 31, 2009 and 2008, respectively.

i. Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 10 years for manufacturing machinery, 5 years for office equipment, and 5 years for motor vehicles.

j. Impairment

The Company applies the provisions ASC 360-10 (Originally issued as FAS No. 144). .ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008.

k. Revenue recognition

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

Cost of Goods Sold

The “Cost of Goods Sold” line item of the Consolidated Statements of Income includes product costs and the amortization of the long-term leases on which the produce is grown and for which the full payment was made at the commencement of the lease. Discounts provided to the Company by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered.

All other costs, including warehousing costs, transportation costs, salaries, rent expense and depreciation expense, are shown separately in Selling Expense or General and Administrative Expense in the Consolidated Statements of Income.

l. Income taxes

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

m. Income per share of common stock

Income per share of common stock is calculated in accordance with the ASC 260 (Originally issued as Statement of Financial Accounting standards No. 128, “Earnings per share”). Income per share for all periods presented has been restated to reflect the adoption of ASC 260. Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

	Years Ended December 31,
	2009	2008
Net income available to common shareholders	$5,309	$4,601
Weighted average shares of common stock outstanding	89,772	81,649
Diluted effect of warrants, options, and preferred stock	27,807	-
Weighted average shares of common stock – diluted	117,579	81,649
Net income available per share of common stock – basic	$0.07	$0.06
Net income per share of common stock -- diluted	$0.06	$0.06

The warrants that were issued by Organic Region in April 2008 and assumed by the Company in connection with the reverse acquisition are reflected in the number of diluted shares 117,579,469 for the year ended December 31, 2009.

Effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock, of which warrants to purchase 10,145,454 shares of common stock have an exercise price of $0.11 per share and warrants to purchase 3,466,666 of common stock have an exercise price of $0.15 per share, each at any time and from time to time through August 3, 2011. The average stock price for the years ended December 31, 2009 was $0.1495 per share. The warrants with an $0.11 exercise price had a dilutive effect of 2,680,770 shares for the year ended December 31, 2009.

The Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, with three investors, on August 7, 2009, for a total consideration of $1,000,000, the Company (i) issued of an aggregate of 1,000,000 shares of series A preferred stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, for which the Company received a total of $1,000,000, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of Series A Preferred Stock at a purchase price of $1.00 per share of Series A Preferred Stock.

The warrants which are exercisable at $0.15 per share had no dilutive effect. The preferred stock had a dilutive effect of 18,744,000 shares for the year ended December 31, 2009. The warrants which are exercisable at $0.14 per share had a dilutive effect of 635,700 shares for the year ended December 31, 2009. The warrants which are exercisable at $0.25 per share had no dilutive effect. The preferred stock option had a dilutive effect of 3,976,000 shares in the year ended December 31, 2009.

n. Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

o. Fair values of financial instruments

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

p. Earning per share (EPS)

Earnings per share is calculated in accordance with the ASC 260 (Originally issued as Statement of Financial Accounting standards No. 128, “Earnings per share”) superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings per share for all periods presented has been restated to reflect the adoption of ASC 260 Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earning per share was $0.07 and $0.06 for the year ended December 31, 2009, respectively. Basic and diluted earning per share was $0.06 and $0.06 for the year ended December 31, 2008, respectively.

q. Segment reporting

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

r. Statement of cash flows

In accordance with ASC 230 (Originally issued as SFAS No. 95), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

s. Subsequent Events.

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of March 31, 2010, the date on which the Form 10-K, which included the consolidated financial statements at and for the year ended December 31, 2009, was available to be issued.

t. Recent Accounting Pronouncements

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

u. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2009 and December 31, 2008:

	2009	2008
Manufacturing machinery	$403,822	$411,299
Office equipment	40,591	38,037
Motor vehicle	24,143	17,589
Leasehold Improvement	484,848	-

Less: Accumulated Depreciation	(405,677)	(327,160)
Property & Equipment, net	$547,727	$139,765

Depreciation expenses for the years ended December 31, 2009 and 2008 were 79,178 and $83,694 respectively.

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $1,006 and $352,799 as of December 31, 2009 and 2008, respectively. The Company has a balance due from one shareholder and director amounting to $1,006 as of December 31, 2009. The amount due is interest free, unsecured and due on demand. The Company had a balance due from one company which is under common control with the Company amounting to $352,799 as of December 31 2008 and $0 as of December 31, 2009. The amount due is interest free, unsecured and due on demand.

Due to related parties amounted to $3,364 and $129,444 as of December 31, 2009 and 2008, respectively. The Company has a balance due to one shareholder and director of the Company amounting to $3,364 as of December 31, 2009. The amount due is interest free, unsecured and due on demand. The Company has a balance due to related parties amounting to $129,444 as of December 31, 2008 and $0 as of December 31, 2009. It was due to the companies which are under common control with the Company. The amounts due were interest free, unsecured and due on demand and were paid in 2009.

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

5. LONG-TERM PREPAYMENTS

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for a specified period of time. Guangzhou Greenland has entered into fourteen land lease and developing agreements with a number of farming cooperatives since 2005. The farming cooperatives are authorized to manage and plant the lands by Guangzhou Greenland who, during the term of the lease, has the priority right to purchase the agricultural products at fair market price. The agreements have terms of 25 years with various due dates. The payments for the entire 25-year term are payable, and were paid, in full at the inception of the agreements.

The Company acquired two land leases during the year ended December 31, 2009 by paying approximately $3.4 million.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of December 31, 2009 and 2008, the Company has long-term prepayments (net) in the amount of $18,961,869 and $16,258,707, respectively.

The details of long-term prepayments are listed below as of December 31, 2009 and 2008:

	2009	2008
Long-term prepayment –cost	$20,996,380	$17,450,561
Accumulated amortization	(2,034,511)	(1,191,854)
Net	$18,961,869	$16,258,707

Amortization expenses for the years ended December 31, 2009 and 2008 were $627,304 and $508,713, respectively, and are included in cost of goods sold.

Amortization expenses for the next five years after December 31, 2009 are approximately as follows:

2010	$886,181
2011	886,181
2012	886,181
2013	886,181
2014	886,181
After	14,530,964
Total	$18,961,869

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of December 31, 2009 and 2008:

	2009	2008
Accounts payable	$385,726	$804,438
Accrued payroll	130,542	90,916
Accrued expenses	465,895	557,692
Advance subscription	180,526	-
Other payable	24,234	76,741
	$1,186, 923	$1,529,787

The Company had advance fund which against issuance of shares subsequent to the year end.

7. SHORT TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region, which was then a privately-owned company, issued four 18% convertible notes to various investors in the total amount of $500,000. The notes were due on April 23, 2009. As part of the transaction in which the notes were issued, Organic Region also issued to the investors warrants that were to be assumed by the Company upon the completion of the reverse acquisition. The warrants were assumed by the Company in connection with the reverse acquisition. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000. The contingency regarding the warrants exercise was resolved and the warrants became exercisable on the completion of the financing. The Company recorded an expense of $290,091 for the fair market value of the warrants. See Note 8 for information with respect to financing which were completed in August 2009.

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

The fair value of the beneficial conversion feature at the inception of these convertible notes was $363,308. Thus, at issuance, the notes were reflected with a discount of $363,308, which is amortized over the term of the notes. The notes were paid and the related debt discounts were written off.

As of December 31, 2008, $313,627 net of debt discount of $153,425 and debt issuance cost of $32,948 was booked as convertible debt. The Company accrued $62,384 interest expenses for the convertible notes as of December 31, 2008.

As of December 31, 2009, $0 was booked as convertible debt.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of December 31, 2009, the Company accrued the value of 45,833 shares, reflecting the shares that were due through December 31, 2009 pursuant to his agreement. The shares have not been issued through December 31, 2009.

In April, 2009, the Company issued an aggregate of 4,165,742 shares in connection with the termination of two agreements which Organic Region had entered into on January 28, 2008. Following the issuance of the shares, the Company had no further obligations under either of these agreements.

See Note 7 with respect to the issuance, in April 2008, of Organic Region’s 18% convertible notes in the total amount of $500,000 and warrants, which were assumed by the Company.

Sales of Securities

During August 2009, the Company issued securities in the following transactions:

a. Effective August 3, 2009, the Company entered into a common stock and warrant purchase agreements with non-affiliated investors. Pursuant to these agreements, for an aggregate consideration of $1,636,000, the Company issued (i) an aggregate of 13,129,410 shares at a stated purchase $0.085 per share and 4,333,334 shares at $0.12 per share; (ii) two-year warrants to purchase 10,145,454 shares of common stock at $0.11 per share and 3,466,666 shares of common stock at $0.15 per share; and (iii) granted the investors an option to purchase up to 6,500,000 shares of common stock at a purchase price of $0.12 per share. The warrants may be exercised through August 3, 2011. The warrant holders have cashless exercise rights. Under the Black Scholes model, the fair market value of the warrant detached was $523,586 at the grant date. Of the $1,636,000 purchase price for these securities, $1,436,000 had been advanced as short-term loans in June and July 2009 and $200,000 was paid in August 2009.

b. Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, for a total consideration of $1,000,000, the Company (i) issued of an aggregate of 1,000,000 shares of series A convertible preferred stock (ii) five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, for which the Company received a total of $1,000,000, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock. This option expires on February 10, 2010. As of December 31, 2009, the Company has issued 650,000 shares of series A preferred stock upon exercise of this option fpr $650,000. The remaining 350,000 shares were issued upon exercise of this option for $350,000 prior to the expiration of the option. Using Black-Scholes pricing model, at the grant date, (i) the fair value of the option to purchase preferred stock was $21,689, (ii) the fair value of the warrants was $109,952, and (iii) the balance of $868,359 was allocated to the series A preferred stock. The issuance of the 1,000,000 shares of series A preferred stock upon exercise of the option is subject to an amendment to the certificate of designation which increases the authorized series A preferred stock from 1,000,000 shares to 2,000,000 shares.

Each share of Series A Preferred Stock is convertible into 11.36 shares of common stock. The conversion price is subject to certain adjustments.

The holders of the Series A Preferred Stock have no voting rights, with certain exceptions. As long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative approval of a majority of the holders of the Series A Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the certificate of designation relating to the Series A Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (c) amend the Company’s articles of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Preferred Stock, or (e) enter into any agreement with respect to the foregoing; provided, however, that any creation or authorization of another series of junior securities shall not be deemed to adversely affect such rights, preferences, privileges of voting powers.

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

The certificate of designation for the Series A Preferred Stock and the warrants provide that those securities may not be converted or exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 9.99% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

Bifurcation of the conversion right from the Series A Preferred Stock is not required under ACS 815-15-25-1. For an embedded derivative to be separated, it must meet all of specified criteria. One required criteria for treatment as a derivative instrument is that economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. The embedded derivative (conversion option) is clearly and closely related to the host contract (preferred stock) because both the preferred stock and the common equity into which it is convertible are residual interests in the entity. In other words, the preferred stock does not have characteristics of debt in terms of interest or principal payments. Certain disclosed provisions of the preferred shares are protective in nature to their residual interest in the Company and not akin to a debt instrument. Because of these “clearly and closely related” characteristics, this condition is not met and bifurcation is not required.

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

  If the Company’s net income, as defined, is less than $0.045 per share on a fully-diluted basis, then the conversion price will be reduced by the percentage shortfall, subject to a maximum reduction of 40%.The Company’s net income for 2009, as defined, exceeded the target amount, and no adjustment was made in the conversion rate of the Series A Preferred Stock or in the exercise price of the warrants pursuant to similar provisions in the warrants.

The warrants may be exercised at any time prior to August 7, 2014. In the event that, prior to August 7, 2011, the Company issues common stock at a price less than the exercise price, the exercise price of the $0.14 warrants is reduced to the consideration received by us for the issuance of the shares. The holders of the warrants waived the provision relating to an adjustment for sales at a lower price in connection with a February 2010 private placement. In the event that, during the period from August 7, 2010 until August 7, 2011, we issue common stock at a price which is less than the exercise price, the exercise price of the $0.25 warrants is reduced to a fraction of the then current exercise price, the numerator of which is the sum of (i) the number of outstanding shares, assuming the exercise or conversion of all options, warrants and other convertible securities, plus (ii) the number of shares which the consideration for the new shares would have purchased at the exercise price then in effect, and the denominator of which is the number of outstanding shares, assuming the exercise or conversion of all options, warrants and other convertible securities, immediately after the issuance of the new securities.

In connection with Organic Region’s 18% notes in the principal amount of $500,000 as described in Note 7, the Company, in connection with the reverse acquisition, assumed the obligation of Organic Region with respect to the warrants. Pursuant to the warrant agreement, the Company assumed the warrants to purchase such number of shares of common stock to be determined by a formula based on a future financing after the reverse acquisition. The warrants provide that the exercise price is equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000. As of December 31, 2009, the Company had raised $3,000,000 in financings. The lowest price paid in these financings was $0.085 per share. As a result, these warrants entitled the holders to purchase 5,115,090 shares of common stock at an exercise price of $0.9775 per share. The warrants have a term of five years, expiring on the fifth anniversary of the date of which the Company had raised $3,000,000 in financings, which was on August 7, 2009, when the holders of options to purchase shares of series A preferred stock exercised options to purchase 650,000 shares of series A preferred stock.

These warrants also provide that if the Company grants holders of convertible securities issued in the $3,000,000 financing anti-dilution rights that are superior to the rights granted in the warrant instrument, the holder shall receive, without additional consideration, the more favorable anti-dilution rights. The series A preferred stock and the $0.14 warrants that were issued in the August 2009 financing provide that if, prior to August 7, 2011, the Company issues issue common stock at a price less than the conversion or exercise price, the conversion or exercise price is reduced to the consideration received by us for the issuance of the shares. Based on the provision in the warrants, the holders of the warrants relating to the April 2008 note issuance would have the same anti-dilution rights.

These warrants also provide that they may not be exercised if such exercise would result in the holder and its affiliates having beneficial ownership of more than 9.99% of the Company’s outstanding common stock.

  Because the warrants holders were entitled to purchase up to $500,000 of the Company’s equity securities for 115% of the lowest cash purchase price paid for the securities by the investors in the financing. The Company recorded a $290,091 charge to interest expense due to the warrant’s association with the convertible debt, since the warrant was more closely aligned to additional interest on the convertible note

Warrants

All outstanding warrants meet the conditions for equity classification pursuant to ASC 815 (Originally issued as SFAS No. 133 “Accounting for Derivatives”) and ASC 815 (Originally issued as EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” At December 31, 2009, the Company concluded that the preferred stock and warrants associated with the April 2008 Organic Region financing and the August 2009 financings did not meet the definition of a derivative financial instrument. Derivative financial instruments, as defined in the Account Standards Codification, consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The accounting standards define net settlement. In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in the accounting standards.

Since there is no net settlement provision in the contract and no market mechanism that facilitates net settlement that would cause the contract to meet the certain criteria in the accounting standards, the Company analyzed the accounting standard which provides that a contract that requires delivery of the assets associated with the underlying has the characteristic of net settlement if those assets are readily convertible to cash.

An asset (whether financial or nonfinancial) can be considered to be “readily convertible to cash” only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision.

At the time of the Organic Region financing, Organic Region was a privately owned company, and there was no market for the underlying common stock, so the warrants were not readily convertible into cash. These warrants, when assumed by the Company following the reverse acquisition, and the warrants issued in the August 2009 financings were also not readily convertible into cash. There was not, either at the time of issuance or at any time during 2009, any active market for the Company’s common stock. Trading was very sporadic and there were many periods of several weeks and months when there was no trading in the common stock. Further, the Company has a very small public float, and the number of shares of common stock which are issuable upon exercise of the warrants is a significant multiple of the public float and it would be impossible to sell the underlying shares without a material effect on the price of the common stock. Accordingly, the warrants cannot be treated as derivatives

Therefore, these warrants were classified as equity and accounted for as common stock issuance cost. Under the Black Scholes pricing model to calculate the fair value of the warrants as of the issuance date and charge it as warrants expense for $290,091, preferred stock dividend $109,952 in year December 31, 2009 and $0 in year December 31, 2008.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2007	-	-	$-	-
Granted	5,115,090	5,115,090	0.098	4
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4
Granted	33,612,120	33,612,120	0.16	3.79
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	38,727,210	38,727,210	$0.15	2.94

Stock options

The preferred stock option activity was as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	-	-	-
Granted	1,000,000	$1.00	$909,091
Forfeited	-	-	-
Exercised	650,000	1.00	590,909
Outstanding, December 31, 2009	350,000	$1.00	$318,182

Following is a summary of the status of preferred stock options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Average	Outstanding	Average Remaining		Exercisable
Exercise Price	Options	Contractual Life	Exercise Price	Options
$ 1.00	350,000	0.22	$ 1.00	350,000

9. INCOME TAXES

The Company’s operations are conducted solely in the PRC. It does not conduct any operations in the United States or The British Virgin Islands and is not subject to income tax in either jurisdiction. For certain entities in PRC, the Company has incurred net accumulated operating losses. The Company has net operating losses amounted of $22,443 and $53,522, respectively, as of December 31, 2009 and 2008 for these entities. The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009 and 2008. Accordingly, the Company has no net deferred tax assets.

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Greenland has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012. Therefore, the Company does not have a provision for income tax. The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the years ended December 31, 2009 and 2008.

	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.	(34)%	(34)%
PRC income tax	25%	25%
Exempt from income tax	(25)%	(25)%
Tax expense at actual rate	0%	0%

Sino Green Land, Inc. was incorporated in the United States and has incurred estimated accumulated net operating losses of $15,164 and $ $350,670 as of December 31, 2009 and 2008 for the tax purposes, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $15,164 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended December 31, 2009 was $15,164 and the valuation allowance as of December 31, 2009 amounted to $15,164.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $15,933,013 as of December 31, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Since a significant amount of the company future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit the company’s ability to utilize revenues generated in Renminbi to fund any business activities outside China or fund expenditures denominated in foreign currencies.

Almost all of the Company’s products are sold at the Guangdong Yun Cheng Wholesale Market and the Beijing Xin Fadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas where the Company leases space to sell its produce.

No customers who accounted for more than 10% of the total net revenue for the years ended December 31, 2009 and 2008.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Two vendors provided 52% and 27% of the goods to the Company during the year ended December 31, 2009. Three vendors provided 91%, 3% and 6% of the goods to the Company during the year ended December 31, 2008. Accounts payable to these vendors amounted $0 and $804,438 on December 31, 2009 and 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $114,040 and $107,531 for the years ended December 31, 2009 and 2008.

The rent expenses for the five years after December 31, 2009 are as follows:

2010	$113,829
2011	111,687
2012	96,475
2013	89,758
2014	89,758
After	47,419
$435,097

12. SUBSEQUENT EVENTS

On January 5, 2010, the outstanding options to purchase 350,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Series A Preferred Stock were exercised. The Company received net proceeds, after deducting brokerage commissions, of $350,000.

On January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised at a price per share of $0.12, which was granted on August 7, 2009 to acquire up to total 6,500,000 shares of Common Stock (See Note 8). In connection with such exercise, the Company issued to such investor warrants to purchase up to 1,866,667 shares of Common Stock at a price per share of $0.15 at any time for two years from the date of issuance

On February 8, 2010, the Company sold to two of the investors in the August 7, 2009 financing (see Note 8) and their affiliates a total of 4,167,000 shares of common stock for a purchase price of $0.12 per share, for a total of $500,000 after brokerage commission. In connection with this financing, the holders of the $0.14 warrants issued in the August 7, 2009 financing waived any anti-dilution adjustment resulting for this issuance.

On February 24, 2010, one investor in the Aug 7, 2009 financing (see Note 8) converted 44,000 shares of convertible preferred stock into 500,000 shares of Common Stock at a conversion price per share of $ 0.088.