Form 10-K/A
period 2009-12-31
Sino Green Land Corp
filed 2010-04-30
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Yes[  ]         No [X]

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

Yes [  ]         No [X]

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 17,537,771. As of June 30, 2009, no market value was computed based upon the fact that no active trading market was established

There were 111,943,670 shares of common stock outstanding as of April 22, 2010.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sino Green Land Corporation (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original Filing”). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2009, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

     This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-K/A, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors.

Name	Age	Position	Director Since
Anson Yiu Ming Fong	49	Chairman of the Board	2009
Chi Ming Leung	70	Director, chief executive officer and president	2009
Xiong Luo	57	Director and Chief Operating Officer	2009
Jeremy Goodwin	37	Director	2009

Mr. Anson Yiu Ming Fong. Mr. Fong has been chairman of our board of directors since our reverse acquisition with Organic Region Group Limited (“Organic Region”) on January 15, 2009. He is also a co-founder of our BVI subsidiary, Organic Region. Prior to founding Organic Region, Mr. Fong had been engaged in the consumer products industry in China for more than 25 years. From 2001 to 2008, Mr. Fong was the co-founder of the Heng Tai Consumables Group Ltd., a Hong Kong listed company, and served as its executive director and chief operation officer. Prior to 2001, Mr. Fong served from 1986 to 2001 as the sales director for China Trade for Vincent Honour Ltd., and from 1980 to 1985, worked at Dodwell Wines & Spirits and Dodwell Imports, Hong Kong, as a sales representative. Mr. Fong graduated from Willington’s College in 1979.

Mr. Chi Ming Leung. Mr. Leung has been a director since February 2009 and chief executive officer and president since January 15, 2009. He has served as the executive director of our BVI subsidiary, Organic Region, since 2007. Mr. Leung has more than ten years experience in the consumer products industry. Prior to joining us, Mr. Leung served from 2003 to 2007 as a director for corporate sales of CDS/FEDEX Hong Kong and China. Mr. Leung served from 1986 to 2003 as general manager of New York Scanwell Freight Limited, and later as general manager of its Shanghai Branch. Mr. Leung graduated from Queen’s College in 1965.

Mr. Xiong Luo. Mr. Luo has been our chief operating officer since January 15, 2009 and a director since February 2009. He has held the same position with our BVI subsidiary, Organic Region, since 2006. Mr. Luo has also served as the general manager of our PRC operating subsidiaries, Zhuhai Organic and Guangzhou Organic, since 2004. Mr. Luo has more than 20 years experience in enterprise planning and operations. Prior to joining us, Mr. Luo served from 2001 to 2004, as general manager and managing director of China Environmental Protection Industry Ltd. From 1998 to 2001, he was general manager of Beijing World Oasis Technology Limited. From 1997 to 1998, he was general manager of Beijing Chunyi Industry Ltd. From 1991 to 1997, he was general manager of the Zhuhai Guanli plastic machinery plant. Mr. Luo graduated from Guangdong South China Agricultural University in 1985 with a B.A. degree.

Mr. Jeremy Goodwin. Mr. Goodwin became a director in February 2009. He has extensive experience in providing financial advice to multi-national and Asian companies on key corporate initiatives such as mergers and acquisitions, debt and equity financing, restructuring, privatization and business expansion. Since 2006, Mr. Goodwin has been Managing Partner of 3G Capital Partners, a corporate finance advisory firm, and was a vice president of Global Capital Group Enterprises, a corporate finance advisory firm, from 2002 to 2005. From 1999 to 2001, Mr. Goodwin was with the ING Beijing Investment arm of Baring Private Equity Partners in Hong Kong, and from 1997 to 1998, Mr. Goodwin worked at ABN Amro in Beijing. Mr. Goodwin began his career at Mees Pierson Investment Finance S.A., a Geneva based investment fund private placement firm. He earned a Bachelor of Science degree from Cornell University.

There are no arrangements or understandings between any of our directors and any other person pursuant to which any director was selected to serve as a director of our company. Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.

Director Qualifications and Diversity

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications. We do not have a policy with respect to diversity.

Audit Committee

We currently do not have a standing audit committee, although we may form such committee in the future as the membership of our board of directors increases. Since we do not currently have an audit committee, we do not have an audit committee financial expert. However, we believe that Jeremy Goodwin, our independent director, would qualify for such position. Our board of directors handles the functions that would otherwise be handled by our audit committee.

Shareholder Nominations for Director

We do not currently have a process by which shareholders may nominate directors for our board of directors but anticipate adopting a process for nominations in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2009, except that each of Messrs. Goodwin, Leung, Luo, Fong, Ms. Ma, Ms. Mao, Logo International Holdings Ltd. and Grand Will Investment Group Ltd. filed a late Form 3 upon becoming a Section 16 filer and each of Messrs. Freiss, Lilja and Schwartz filed a late Form 4 in connection with a sale of securities.

Code of Ethics

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, but anticipates complying with the requirement to adopt such a code of ethics in the near term and making it available on the Company’s website.

Executive Officers

The following table sets forth the name, age and position of each of our current executive officers.

Name	Age	Position	Executive Officer Since
Anson Yiu Ming Fong	49	Chairman of the Board	2009
Chi Ming Leung	70	Chief executive officer and president	2009
Xiong Luo	57	Chief operating officer	2009
Yong Qing Ma	40	Chief financial officer and treasurer	2009

See “Directors” on page 1 above for information on Messrs. Leung and Luo.

Ms. Yong Qing Ma. Ms. Ma has been our chief financial officer and treasurer since January 15, 2009. Ms. Ma held the same position with Organic Region since September 2007. Prior to joining us, Ms. Ma served as vice president of finance for Pacificnet, Inc. She worked as finance manager at Shenzhen Lufthansa Technik Ltd., a subsidiary of Germany Lufthansa Group from 2002 to 2003. She worked for China Motion, a Hong Kong public telecom company as manager of the corporate finance division and audit division from 1995 to 2002. Ms. Ma received her MBA from American Kennedy Western University, and an economic bachelors degree from Wuhan University in China. Ms. Ma currently serves as director for Shenzhen Longtou Investment Limited, a private financial advisory company.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to serve as an executive officer of our company.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation earned by any person who served as one of our named executive officers in 2008 and 2009 for services provided to us or Organic Region with which we completed a reverse acquisition transaction in 2009. Compensation by us to Messrs. Leung and Mr. Luo represents compensation paid by Organic Region.

Name and Principal Position	Year	Salary	Total
Anson Yiu Ming Fong, Chairman of the Board	2009	$160,000	$160,000(1)
	2008	$116,293	$116,293

Chi Ming Leung, Chief Executive Officer	2009	$81,000	$81,000(2)
	2008	$77,490	$77,490

Xiong Luo, Chief Operating Officer	2009	$128,000	$128,000(3)
	2008	$101,324	$101,324

(1) Mr. Fong received this compensation for the services he provided in his capacity as a director of our company.
(2) Mr. Leung received $35,000 in his capacity as our Chief Executive Officer and $46,000 in his capacity as a director.
(3) Mr. Luo received $53,000 in his capacity as our Chief Operating Officer and $75,000 in his capacity as a director.

None of the named executive officers named in the Summary Compensation Table received any compensation in 2009 and 2008 other than salary.

Each of Messrs. Fong, Leung and Luo, received compensation for the services he provided in his capacity as a member of our board of directors as disclosed below under “Director Compensation.” None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009 or 2008.

Prior to our reverse acquisition, our operating subsidiaries were private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders and is reflected in the Summary Compensation Table. Effective January 15, 2009, we entered into employment agreements with our executive officers to provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Leung’s employment agreement provides for an annual salary of approximately $35,000 and Mr. Luo’s employment agreement provides for an annual salary of approximately $53,000. Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Director Compensation

We have entered into agreements with our directors, Messrs. Fong, Leung and Luo. Under these agreements, we pay Mr. Fong annual compensation of approximately $160,000, Mr. Leung an annual fee of approximately $46,000 and Mr. Luo an annual fee of approximately $75,000, as consideration for their role as directors. Mr. Fong is compensated solely in his capacity as director. The compensation of Messrs. Leung and Luo as directors is in addition to their compensation as officers.

On February 1, 2009, we entered into an agreement with Mr. Jeremy Goodwin, pursuant to which we agreed to pay Mr. Goodwin compensation of $3,500 per month for serving as an independent director. In addition, we agreed to award to Mr. Goodwin 12,500 restricted shares of common stock every three months, as long as Mr. Goodwin continues to serve as an independent director. As of September 30, 2009, we have agreed to issue 37,500 shares of common stock to Mr. Goodwin.

The following table reflects the compensation earned by our directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Anson Yiu Ming Fong	160,000	160,000
Chi Ming Leung	46,000	46,000
Xiong Luo	75,000	75,000
Jeremy Goodwin	38,500	38,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not established equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 22, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Sino Green Land Corporation, 6/F No. 947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guangzhou, People’s Republic of China.

In the table below, percentage ownership is based on 111,943,670 shares of our common stock outstanding as of April 22, 2010.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Anson Yiu Ming Fong	34,700,635(1)	31.0%
Xiong Luo	30,618,207(2)	27.4%
Chi Ming Leung	4,082,428(3)	3.6%
Jeremy Goodwin	37,500	*
Yong Qing Ma	516,552(4)	*
T Squared Investments LLC	11,647,416(5)	9.99%
All officers and directors as a group (five individuals beneficially owning stock)	69,955,322	62.5%

* Less than 1%.

(1)

The 34,700,635 shares of common stock beneficially owned by Mr. Fong represents (i) 30,618,207 shares that are held by Mr. Fong indirectly through Grand Will Investment Group Limited, a BVI company owned and controlled by Mr. Fong; and (ii) 4,082,428 shares that are held indirectly by Mr. Fong’s wife, Wai Yin Cheng, through Long Rich Global Invest Limited, a BVI company owned and controlled by her. Mr. Fong disclaims beneficial interest in the shares beneficially owned by Ms. Cheng. Shares owned by Mr. Fong do not include 4,082,428 shares beneficially owned by Mr. Fong’s brother and sister.

(2)	Represents 30,618,207 shares that are jointly held by Xiong Luo and his wife, Lili Mao, indirectly through Logo International Holdings Limited, a BVI company owned and controlled by them.

(3)	Represents 4,082,428 shares that are indirectly held by Mr. Leung, through Alpha Fortune Global Develop Limited, a BVI company owned and controlled by him.

(4)	Shares owned by Ms. Ma do not include 516,552 shares beneficially owned by her brother.

(5)

The address for T Squared Investments LLC is 1325 Sixth Avenue, New York, New York 10019. The number above represents shares of common stock issuable upon exercise of warrants and conversion of series A preferred stock held by T Squared Investments, LLC. Each of Mark C. Jensen and Thomas Sauve, managing members of T Squared Investments, acting singly, has the power to vote and dispose of the shares beneficially owned by T Squared Investments. The warrants and the certificate of designation for the series A preferred stock prohibit exercise or conversion to the extent that such exercise or conversion would result in the holders and its affiliates beneficially owning more than 9.99% of our outstanding common stock. The total number of shares which T Squared Investments would own beneficially if the 9.99% limitation were not applicable is 29,909,090 shares prior to our offering on Form S-1, filed with the SEC on December 24, 2009, representing shares of common stock issuable upon exercise of the warrants and conversion of series A preferred stock, which would represent beneficial ownership of 22.2% of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

On January 15, 2009, we consummated the reverse acquisition with Organic Region pursuant to which:

  We issued to the former shareholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of our outstanding stock, in exchange for all of the capital stock of Organic Region, pursuant to a share exchange agreement. These shares were issued as follows:
Name	Relationship	Shares
Grand Will Investment Group Limited	Owned and controlled by Mr. Anson Yiu Ming Fong, our chairman of the board and a director	30,618,207
Long Rich Global Invest Limited	Owned and controlled by Mr. Fong’s wife, Wai Yin Cheng	4,082,428
Logo International Holdings Limited	Jointly owned and controlled by Xiong Luo, our chief operating officer and a director, and his wife Lili Mao	30,618,207
Alpha Fortune Global Develop Limited	Owned and controlled by Chi Ming Leung, our chief executive officer and a director	4,082,428
Multi Billion Investment Development Limited	Owned and controlled by Mr. Fong’s brother and sister, Kit Ming Fong and Shiu Ming Fong	4,082,428
Good Joy International Group Investment Limited	Owned and controlled by Mr. Cheung Chin Chi,who is not affiliated with the Company	4,082,428
Welldone Investment Development Limited	Owned by 12 Chinese individuals none of whom are affiliated with the Company	4,082,428
		81,648,554
  Our former majority shareholders, Michael Friess and Sanford Schwartz, sold us 1,666,298 shares of common stock for a $500,000 non-interest bearing convertible promissory note. We cancelled the shares. We paid the note in two installments of principal in the amount of $250,000 on March 31, 2009 and April 27, 2009. We have no further obligation to our former majority shareholders.
  Our former majority shareholders agreed to indemnify us as to matters arising prior to the completion of the reverse acquisition.

We have, from time to time, borrowed money from, and advanced money to, related parties. At December 31, 2007, we had a balance due from Shanghai Shifeng Indutrial Co., Ltd. for accounts receivable in the amount of approximately $163,000, and we owed approximately $544,000 to Zhongshan Jintao Fruit & Vegetable Logistics Co., Ltd. These obligations were incurred by our subsidiary, Zhuhai Organic, prior to Organic Region’s acquisition of Zguhai Organic. Amounts due from related parties amounted to $2,164,247 at September 30, 2009 and $352,799 at December 31, 2008, respectively. We had a balance due from one company who is under common control with us in the amount of $242,042 at September 30, 2009 and $352,799 at December 31, 2008, respectively. These amounts are interest free, unsecured and due on demand.

We had a balance due to the companies which are under common control with us of $397,418 at September 30, 2009 and $129,444 at December 31, 2008, respectively, which arose from services rendered to us. We had a balance due to shareholders amounting to $101,876 at September 30, 2009. The amount due is interest free, unsecured and due on demand. There was no amount due to shareholders at December 31, 2008.

On January 28, 2008, Organic Region entered into two agreements:

  An advisory agreement with Hickey Freihofner Advisors, LLC pursuant to which Hickey Freihofner would assist Organic Region with respect to a reverse merger transaction.
  An agreement with Brill Securities, Inc. and Hai Lin pursuant to which Mr. Lin would act as a foreign finder to assist Organic Region to raise funds from Chinese investors.

On May 14, 2009, we issued 4,165,742 shares of common stock in connection with the termination of these two agreements. Pursuant to these termination agreements, we issued 516,552 shares of common stock to Ms. Yong Qing Ma, our chief financial officer. None of the other persons who received shares of common stock pursuant to the termination agreements are officers, directors or 5% stockholders.

Director Independence

Our board has determined that Mr. Jeremy Goodwin satisfies the criteria for independence under NYSE AMEX and SEC rules for independence of directors. Because the shares of our common stock are not currently traded on a national securities exchange, we are not obligated to comply with the board committee and director independence requirements of any securities exchange. Messrs. Fong, Leung and Luo are not deemed independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We paid aggregate fees of approximately $87,500 and $105,000 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, to Kabani & Company, Inc. for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees to Kabani & Company, Inc. of approximately $9,000 for the fiscal year ended December 31, 2009 for reviewing the financial statements in our registration statement on Form S-1 and $0 for the fiscal year ended December 31, 2008.

Tax Fees. We did not pay any fees to Kabani & Company, Inc. for professional services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2009 and December 31, 2008.

All Other Fees. We did not pay any fees to Kabani & Company, Inc. for any other professional services during the fiscal years ended December 31, 2009 and December 31, 2008.

Board of Directors Pre-Approval Policies and Procedures

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services, except that the Board of Directors may delegate the authority to pre-approve non-audit services to one or more of its committee members who will present its decisions to the full Board at the first meeting following such decision. All audit and non-audit services performed by Kabani & Company, Inc. during fiscal years 2008 and 2009 were pre-approved pursuant to the procedures outlined above.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description

1 (1)	Share Exchange Agreement, dated January 15, 2009, among the registrant, Organic Region Group Limited and its subsidiaries and shareholders.
3.1(2)	Articles of Incorporation of the registrant, as amended.
3.2 (1)	Bylaws of the registrant adopted on March 11, 2008.
3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock.
4.1 (1)	Piggyback Registration Rights Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.2 (1)	Redemption Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.3 (1)	Form of Convertible Promissory Note issued by the registrant, dated January 15, 2009.
4.4 (1)	Form of Convertible Promissory Note issued by Organic Region Group Limited, dated April 23, 2008.
4.5 (1)	Form of Warrant issued by Organic Region Group Limited, dated April 23, 2008.
4.6 (4)	Form of Warrant issued by Sino Green Land Corporation, dated August 3, 2009.
4.7 (5)	Form of Series A Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
4.8 (5)	Form of Series B Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
10.1 (1)	Indemnification Agreement, dated January 15, 2009, by Michael Friess and Sanford Schwartz in favor of the registrant and Organic Region Group Limited and its subsidiaries and shareholders.
10.2 (1)	Form of Securities Purchase Agreement, dated April 23, 2008.
10.3 (1)	Consulting Services Agreement, dated January 1, 2005, between Organic Region Group Limited and Mr. Xiong Luo (English Translation).
10.4 (1)	Director Agreement, dated February 15, 2008, between Organic Region Group Limited and Mr. Anson Yiu Ming Fong.
10.5 (1)	Director Agreement, dated January 5, 2004, between Organic Region Group Limited and Mr. Xiong Luo.
10.6 (1)	Director Agreement, dated November 22, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.7 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.8 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Xiong Luo.
10.9 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Ms. Yong Qing Ma.
10.10 (1)	Luochuan Apple Land Lease and Joint Development Contract, dated May 4, 2004, between Guangzhou Organic Region Agriculture Ltd. and the Apple Association of Kuibai Town, Luochuan County (English Translation).
10.11 (1)	Luochuan Apple Land Lease Cooperation Development Contract, dated October 29, 2007, between Guangzhou Organic Region Agriculture Ltd. and the Apple Association of Kuibai Town, Luochuan County (English Translation).
10.12 (1)	Wanqingsha Emperor Banana Land Lease Cooperation Development Contract, dated October 17, 2006, between Guangzhou Organic Region Agriculture Ltd. and the Fruits Association of Wanqingsha Town, Nansha District of Guangzhou (English Translation).
10.13 (1)	Wanqingsha Emperor Banana Land Lease Cooperation Development Contract, dated January 3, 2008, between Guangzhou Organic Region Agriculture Ltd. and the Fruits Association of Wanqingsha Town, Nansha District of Guangzhou (English Translation).
10.14 (1)	Guangxi Tangerine Land Lease Cooperation Development Contract, dated October 12, 2005, between Guangzhou Organic Region Agriculture Ltd. and Guangxi Wanshanhong Fruits Co., Ltd. (English Translation).
10.15 (1)	Guangzhou City Panyu District Premises Lease Contract, dated December 12, 2007, between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).
10.16 (1)	Supplementary Agreement to Premises Lease Agreement between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).
10.17 (1)	Transfer Agreement of Patent Application Right, January 10, 2009, by and among Guangzhou Organic Region Agriculture Ltd., Mr. Xiong Luo and Mr. Anson Yiu Ming Fong (English Translation).

10.18 (3)	Director Agreement, between Sino Green Land Corporation and Jeremy Goodwin, dated February 2, 2009.
10.19 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.20 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.21 (5)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 7, 2009, between Sino Green Land Corporation and the investors.
16.1 (1)	Letter from Schumacher & Associates, Inc., regarding change in certifying accountant.
21 (6)	Subsidiaries of the registrant.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on January 21, 2009.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-K/A filed on April 21, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2009.
(4)	Incorporated by reference to Exhibits 4.1, 10.1, and 10.2 to the Company's Current Report on Form 8-K/A filed on August 7, 2009.
(5)	Incorporated by reference to Exhibits 3.1, 4.1, 4.2, and 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2009.

(6)	Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION

By:/s/ Anson Yiu Ming Fong
April 29, 2010	Anson Yiu Ming Fong
(Date Signed)	Chairman of the Board

Signature	Capacity	Date

/s/ Anson Yiu Ming Fong	Chairman of the Board (Principal Executive Officer)	April 29, 2010
Anson Yiu Ming Fong

/s/ Chi Ming Leung	Director, chief executive officer and president	April 29, 2010
Chi Ming Leung

/s/ Yong Qing Ma	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	April 29, 2010
Yong Qing Ma

/s/ Xiong Luo	Chief Operating Officer and Director	April 29, 2010
Xiong Luo

/s/ Jeremy Goodwin	Director	April 29, 2010
Jeremy Goodwin