Form 10-Q
period 2010-03-31
Sino Green Land Corp
filed 2010-05-17
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

6/F No. 947, Qiao Xing Road, Shi Qiao Town
Pan Yu District, Guang Zhou
People's Republic of China 511490
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,943,670

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	MARCH 31	DECEMBER 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,815,756	$1,987,616
Accounts receivable, net	257,031	171,143
Due from related parties	-	1,006
Inventories	-	9,934
Advances-current portion	302,503	256,225
Other current assets	83,995	343,169
Total Current Assets	2,459,286	2,769,093
		-
Property and Equipment, net	528,696	547,727
		-
Deposit	365,706	365,647
		-
Advances	5,136,372	4,355,829
		-
Long-term Prepayments	22,033,960	18,961,869
		-
Total Assets	$30,524,020	$27,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,306,145	$1,186,923
Advances from customers	48,697	48,690
Due to related parties	89,771	3,364
Total Liabilities	1,444,613	1,238,977

Commitment

Shareholders' Equity
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized; 1,650,000 shares designated as series A convertible preferred stock, 1,606,000 and 1,650,000 shares of series A preferred stock outstanding at March 31, 2010 and December 31,2009	1,606	1,650
Common stock, $0.001 par value, 780,000,000 shares authorized, 111,943,670 and 104,943,337 issued and outstanding as of March 31, 2010 and December 31,2009	111,944	104,944
Additional Paid-in capital	11,540,555	10,119,540
Preferred stock to be issued	350,000	-
Other comprehensive income	758,775	762,504
Retained earnings	16,316,528	14,772,550
Total shareholders' equity	29,079,407	25,761,188
		-
Total Liabilities and Stockholders' Equity	$30,524,020	$27,000,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
(FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	MARCH 31
	2010	2009
Net sales	$33,555,804	$18,530,563

Cost of goods sold	29,919,804	16,582,429
Gross profit	3,635,999	1,948,134
Operating expenses
Selling expenses	792,180	224,205
General and administrative expenses	654,758	936,952
Total operating expenses	1,446,938	1,161,157

Operating income	2,189,061	786,977
Other income(expense)
Interest expenses (income)	1,606	(22,500)
Beneficial conversion feature expense	-	(125,000)
Other expense	(2,370)	(284,248)
Total other expense	(765)	(431,748)
		-
Net Income	2,188,297	355,229

Deemed preferred stock dividend	(644,318)	-

Net income available to common shareholders	1,543,978	355,229
Other comprehensive income (loss)
Foreign currency translation loss	(3,729)	(26,941)
Comprehensive income	$1,540,249	$328,228

Net income per share

Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of shares outstanding

Basic	109,193,511	83,314,851
Diluted	144,961,005	83,866,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES (FORMALLY, ORGANIC REGION GROUP LTD. AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	MARCH 31,
	2010	2009
Cash flows from operating activities
Net income	$2,188,297	$355,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Depreciation	20,638	21,010
Amortization	222,312	174,850
Stock award to director	3,613	-
Decrease / (Increase) in current assets
Accounts receivable	(85,861)	12,679
Inventories	9,935	10,168
Other current assets	706,326	(288,803)
Advances to suppliers	(1,273,256)	11,652
Increase (Decrease) in current liabilities
Accounts payable & accrued expense	(43,310)	(477,268)
Tax payables	690	509
Other payables	155,729	(55,344)

Net cash provided by (used in) operating activities	1,905,113	(235,318)

Cash flows from investing activities
Acquisition of plant, property, and equipment	(1,520)	(1,736)
Long-term prepayments	(3,291,384)	(950,916)
Net cash used in investing activities	(3,292,904)	(952,652)

Cash flows from financing activities
Proceeds from issuance of preferred stock	350,000	-
Proceeds from issuance of common stock	780,040	-
Due to related parties	(14,180)	975,603
Convertible debenture	-	147,500
Net cash provided by financing activities	1,115,860	1,123,103
		-
Effect of exchange rate change on cash and cash equivalents	100,071	(854)

Net decrease cash and cash equivalents	(171,860)	(65,721)
Cash and cash equivalents, beginning balance	1,987,616	544,860
Cash and cash equivalents, ending balance	$1,815,756	$479,139

Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

  The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of our outstanding stock, in exchange for all of the capital stock of Organic Region; and

  Our former majority stockholders sold to the Company 1,666,298 shares of common stock, representing 50% of the outstanding shares, for $500,000 non-interest bearing convertible promissory notes. The Company cancelled these shares. As of April 27, 2009, the Company had paid the principal and accrued interest on the notes in full and had no further obligations to the former majority stockholders.

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

2.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

d. Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable, of $257,031 and $171,143, net of allowance for bad debts in the amount of $9,245 and $9,244, respectively.

e. Other current assets

Other current assets as of March 31, 2010 and December 31, 2009 were valued at $83,995 and $343,169 respectively. The unsecured loan amount of $292,517, which was included in other current assets in 2009, has been collected in first quarter of 2010.

f. Advances

As of March 31, 2010, advances of the Company amounted to $5,136,372, which represents advances made by the Company to an unrelated party in return for an 18 year lease commencing in 2010. The advances are required to be used to construct a multi level distribution center the Company intends to lease. As of December 31, 2009, the advances amounted to $4,355,829.

g. Deposit

As of March 31, 2010 and 2009, the Company had deposits in the amounts of $365,706 and $365,647, respectively with an unrelated third party in connection with the lease described in note 1.f, (Advances). The deposit is refundable after the expiration of the term of the lease.

h. Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $0 and $9,934 as of March 31, 2010 and December 31,2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2009, or the period ended March 31, 2010.

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

m. Earnings per share

Earnings per share is calculated in accordance with the ASC 260 (Originally issued as Statement of Financial Accounting standards No. 128, “Earnings per share”), which superseded Accounting Principles Board Opinion No.15 (APB 15). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock issuable upon the conversion of the outstanding shares of Series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three month period Ended March 31,
	2010	2009
Net income available to common shareholders	$2,188	$355
Weighted average shares of common stock outstanding	109,194	83,315
Diluted effect of warrants, options, and preferred stock	35,767	551
Weighted average shares of common stock – diluted	144,961	83,866
Earnings per share – basic	$0.01	$0.00
Earnings per share -- diluted	$0.01	$0.00

The warrants that were issued by Organic Region in April 2008 and assumed by the Company in connection with the reverse acquisition are reflected in the number of diluted shares 3,117,055 for the three month period ended March 31, 2010.

Effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock, of which warrants to purchase 10,145,454 shares of common stock have an exercise price of $0.11 per share and warrants to purchase 3,466,666 shares of common stock have an exercise price of $0.15 per share, each exercisable at any time and from time to time through August 3, 2011. The average stock price for the three month period ended March 31, 2010 was $0.25 per share. The warrants with $0.11 exercise price and $0.15 exercise price had dilutive effect of 5,685,841 and 1,388,710 shares for the three month period ended March 31, 2010, respectively.

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

The preferred stock had a dilutive effect of 22,220,160 shares for the three month period ended March 31, 2010. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,405,503 shares and 9,826 shares respectively for the three month period ended March 31, 2010. The preferred stock option had no dilutive effect, for the outstanding options to purchase 350,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Series A Preferred Stock were exercised on January 5, 2010, for the three month period ended March 31, 2010.

On January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised at a price per share of $0.12, which was granted on August 7, 2009 to acquire up to total 6,500,000 shares of Common Stock. In connection with such exercise, the Company issued to such investor warrants to purchase up to 1,866,667 shares of Common Stock at a price per share of $0.15 at any time for two years from the date of issuance, this has a dilutive effect of 747,767 shares for the three month period ended March 31, 2010.

During August 2009, the Company granted the investors an option to purchase up to 6,500,000 shares of common stock at a purchase price of $0.12 per share. Out of these shares, on January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised by an investor. The dilutive effect for the option to purchase remaining 4,166,667 shares is 2,168,632 shares for the three months ended March 31, 2010.

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

s. Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which has become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

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

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective for us beginning in the first quarter of fiscal year 2010, and have had no impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards were effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)" which amends ASC 605-25, "Revenue Recognition: Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

In February 2010, FASB issued ASU No. 2010-9 –"Subsequent events (Topic 855)" Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

t. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity, net income, or net earnings per share.

3.

PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Manufacturing machinery	$403,887	$403,822
Office equipment	42,117	40,591
Motor vehicle	24,147	24,143
Leasehold Improvement	484,925	484,848
Total	955,076	953,044

Less: Accumulated Depreciation	(426,380)	(405,677)
Property & Equipment, net	$528,696	$547,727

Depreciation expenses for the three month period ended March 31, 2010 and 2009 were 20,638 and $21,010 respectively.

4.

DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $0 and $1,006 as of March 31, 2010 and December 31, 2009, respectively. The amount due is interest free, unsecured and due on demand. The company has collected such amounts as of March 31, 2010.

Amounts due to related parties amounted to $89,771 and $3,364 as of March 31, 2010 and 2009, respectively. The Company has a balance due to one shareholder and director of the Company amounting to $89,771 as of March 31, 2010. The amount due is interest free, unsecured and due on demand.

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

The Company acquired one new land lease, for which our long term prepayments totaled $3,291,350 during the three months ended March 31, 2010 by paying $2,954,901.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of March 31, 2010 and December 31,2009, the Company has long-term prepayments (net) in the amount of $22,033,960 and $18,961,869, respectively.

The details of long-term prepayments are listed below as of March 31, 2010 and December 31, 2009:

	2010	2009
Long-term prepayment –cost	$24,291,109	$20,996,380
Accumulated amortization	(2,257,149)	(2,034,511)
Net	$22,033,960	$18,961,869

Amortization expenses for the three month period ended March 31, 2010 and 2009 were $222,312 and $174,850.

Amortization expenses for the next five years after March 31, 2010 are approximately as follows:

Remainder of 2010	$728,733
2011	971,644
2012	971,644
2013	971,644
2014	971,644
Thereafter	$17,418,651
Total	22,033,960

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Accounts payable	$398,701	$385,726
Accrued payroll	117,402	130,542
Accrued expenses	428,121	465,895
Advance subscription	-	180,526
Other payable	361,921	24,234
	$1,306,145	$1,186, 923

7.

EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of March 31, 2010, the Company accrued the value of 58,333 shares, reflecting the shares that were due to such director for the fiscal quarter ended March 31, 2010. The shares have not been issued through March 31, 2010.

In April, 2009, the Company issued an aggregate of 4,165,742 shares in connection with the termination of two agreements which Organic Region had entered into on January 28, 2008. Following the issuance of the shares, the Company had no further obligations under either of these agreements.

Sales of Securities

a. Effective August 3, 2009, the Company entered into common stock and warrant purchase agreements with non-affiliated investors. Pursuant to these agreements, for an aggregate consideration of $1,636,000, the Company issued (i) an aggregate of 13,129,410 shares at a stated purchase price of $0.085 per share and 4,333,334 shares at $0.12 per share; (ii) two-year warrants to purchase 10,145,454 shares of common stock at $0.11 per share and 3,466,666 shares of common stock at $0.15 per share; and (iii) an option to purchase up to 6,500,000 shares of common stock at a purchase price of $0.12 per share. The warrants may be exercised through August 3, 2011. The warrant holders have cashless exercise rights. Under the Black Scholes model, the fair market value of the warrant detached was $523,586 at the grant date. Of the $1,636,000 purchase price for these securities, $1,436,000 had been advanced as short-term loans in June and July 2009 and $200,000 was paid in August 2009.

b. Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, for a total consideration of $1,000,000, the Company (i) issued of an aggregate of 1,000,000 shares of series A convertible preferred stock (ii) five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of  $0.25 per share, for which the Company received a total of $1,000,000, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock. This option was set to expire on February 10, 2010. As of March 31, 2010, the 1,000,000 shares of series A preferred stock were exercised at an exercise price of $1.00 per share. Using Black-Scholes pricing model, at the grant date, (i) the fair value of the option to purchase preferred stock was $21,689, (ii) the fair value of the warrants was $109,952, and (iii) the balance of $868,359 was allocated to the series A preferred stock. The issuance of the 1,000,000 shares of series A preferred stock upon exercise of the option is subject to an amendment to the certificate of designation which increases the authorized series A preferred stock from 1,000,000 shares to 2,000,000 shares.

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

Pursuant to the Series A Preferred Stock and warrant purchase agreement, in addition to the foregoing and other conditions, we agreed that:

  The Company would maintain its listing on the OTC Bulletin Board or a national stock exchange; provided that if the Company is not so listed, as long as the investors owned Series A Preferred Stock, the Company would pay the investors, as liquidated damages, an amount equal to 1% of the purchase price per month, which is $10,000 per month if all of the shares of Series A Preferred Stock are then outstanding, until the stock is again listed on the OTC Bulletin Board or a national stock exchange.

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

On January 5, 2010, the company sold 350,000 shares of preferred stock for $350,000. The beneficial conversion feature for the issuance of preferred stock of $644,318 has been recorded as of March 31, 2010. These shares of preferred stock were not issued as of March 31, 2010 and hence, are shown as ‘Preferred Stock to be issued’ $350,000.

On January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised at a price per share of $0.12 with total proceeds of $279,786 (this option was granted on August 7, 2009 to acquire up to a total of 6,500,000 shares of Common Stock). In connection with such exercise, the Company issued to such investor warrants to purchase up to 1,866,667 shares of Common Stock at a price per share of $0.15 at any time for two years from the date of issuance; under the Black Scholes model, the fair market value for the warrant attached is $281,792.  The assumptions used in calculating the fair value of warrants using the Black-Scholes option pricing model are as follows:

Risk-Free Interest                1.75%
Expected Life                        2 year
Expected Volatility              86.67%
Expected dividend yield     0%

On February 24, 2010, one investor converted 44,000 shares of convertible preferred stock into 500,000 shares of Common Stock at a conversion price per share of $ 0.088.

On February 8, 2010, the Company sold to two of the investors and their affiliates a total of 4,167,000 shares of common stock for a purchase price of $0.12 per share, for a total of $500,000 after brokerage commission. In connection with this financing, the holders of the $0.14 warrants issued in the August 7, 2009 financing waived any anti-dilution adjustment resulting for this issuance.

On April 23, 2008, Organic Region issued four 18% convertible notes to various investors in the total amount of $500,000. The notes were due on April 23, 2009. As part of the transaction in which the notes were issued, Organic Region also issued to the investors warrants that were to be assumed by the Company upon the completion of the reverse acquisition. The warrants were assumed by the Company in connection with the reverse acquisition. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing.

These warrants also provide that if the Company grants holders of convertible securities issued in the $3,000,000 financing anti-dilution rights that are superior to the rights granted in the warrant instrument, the holder shall receive, without additional consideration, the more favorable anti-dilution rights. The series A preferred stock and the $0.14 warrants that were issued in the August 2009 financing provide that if, prior to August 7, 2011, the Company issues common stock at a price less than the conversion or exercise price, the conversion or exercise price is reduced to the consideration received by us for the issuance of the shares. Based on the provision in the warrants, the holders of the warrants relating to the April 2008 note issuance would have the same anti-dilution rights.

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

Warrants

All outstanding warrants meet the conditions for equity classification pursuant to ASC 815 (Originally issued as SFAS No. 133 “Accounting for Derivatives”) and ASC 815 (Originally issued as EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” At March 31, 2010, the Company concluded that the preferred stock and warrants have been issued as of March 31,2010 did not meet the definition of a derivative financial instrument. Derivative financial instruments, as defined in the Accounting Standards Codification, consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The accounting standards define net settlement. In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in the accounting standards.

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

At the time of the Organic Region financing, Organic Region was a privately owned company, and there was no market for the underlying common stock, so the warrants were not readily convertible into cash. These warrants, when assumed by the Company following the reverse acquisition, and the warrants issued in the August 2009 financings were also not readily convertible into cash. There was not, either at the time of issuance or at any time during 2009 and 2010 first quarter, any active market for the Company’s common stock. Trading was very sporadic and there were many periods of several weeks and months when there was no trading in the common stock. Further, the Company has a very small public float, and the number of shares of common stock which are issuable upon exercise of the warrants is a significant multiple of the public float and it would be impossible to sell the underlying shares without a material effect on the price of the common stock. Accordingly, the warrants cannot be treated as derivatives

Therefore, these warrants were classified as equity and accounted for as common stock issuance cost. Under the Black Scholes pricing model to calculate the fair value of the warrants as of the issuance date and charge it as warrants expense for $0, preferred stock dividend $644,318 for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2009.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, December 31, 2007	-	-	-	-
Granted	5,115,090	5,115,090	0.098	4
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4
Granted	33,612,120	33,612,120	0.16	3.79
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	38,727,210	38,727,210	0.15	2.94
Granted	1,866,667	1,866,667	0.15	1.83
Forfeited
Exercised
Outstanding, March 31, 2010	40,593,877	40,593,877	0.15	2.65

 Stock options

The preferred stock option activity was as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	-	-	-
Granted	1,000,000	$1.00	$909,091
Forfeited	-	-	-
Exercised	650,000	1.00	590,909
Outstanding, December 31, 2009	350,000	$1.00	$318,182
Granted	-	-	-
Forfeited	-	-	-
Exercised	350,000	1.00	318,182
Outstanding, March 31, 2010	-	-	-

8.

INCOME TAXES

The Company’s operations are conducted solely in the PRC. It does not conduct any operations in the United States or The British Virgin Islands and is not subject to income tax in either jurisdiction. For certain entities in PRC, the Company has incurred net accumulated operating losses. The Company has net operating losses amounted of $17,215 and $3,826, respectively, as of March 31, 2010 and 2009 for these entities. The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010 and 2009. Accordingly, the Company has no net deferred tax assets.

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Organic has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012. For the three months ended March 31, 2010, Guangzhou Organic had a net loss. Guangzhou Greenland in PRC which had net income from operations for the three months ended March 31, 2010 is exempted from income tax according to tax law of PRC. The other two subsidiaries got net losses from business operation. Therefore, the Company does not have a provision for income tax. The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the three months ended March 31, 2010 and 2009.

	2010	2009
U.S. statutory rate	35%	35%
Foreign income not recognized in U.S.	(35)%	(35)%
PRC income tax	25%	25%
Exempt from income tax	(12.5)%	(25)%
Less : Valuation Allowance	(12.5)%	0%
Tax expense at actual rate	0%	0%

Sino Green Land, Inc. was incorporated in the United States and has incurred estimated accumulated net operating losses of $3,625 as of March 31, 2010 for the tax purposes. The estimated net operating loss carry forwards for United States income taxes amounted to $3,625 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended March 31, 2010 was $3,625 and the valuation allowance as of March 31, 2010 amounted to $3,625.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $17,086,722 as of March 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

9.

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

No customers accounted for more than 10% of the total net revenue for the three months ended March 31, 2010 and 2009.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 81.4%,9.7% and 8.7% of the goods to the Company during the three months ended March 31, 2010. Accounts payable to these vendors amounted $0 as of March 31, 2010. Three vendors provided 79% and 8% of the goods to the Company during the three month periods ended March 31, 2009. Accounts payable to these vendors amounted $783,356 on March 31, 2009

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $37,044 and $26,365 for the three months ended March 31, 2010 and 2009.

The rent expenses for the five years after March 31, 2010 are as follows:

Rest of 2010	$94,935
2011	124,130
2012	126,926
2013	129,948
2014	131,941
Thereafter	292,487
$900,367

11.

SUBSEQUENTS EVENTS

On May 1, 2010, Sino Green Land Corporation (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Yan Pan. Under the agreement, Yan Pan will be employed by the Company as its Chief Operating Officer. Mr. Pan will receive an annual salary of $54,000 as well as 1,000,000 shares of the Company’s common stock.

ITEM 2.

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

While sales our sales of Fuji apples, Emperor bananas, and vegetables are not seasonal, our tangerine oranges are harvested and distributed from October to March each year. Consequently, sales of our oranges are generally slower during the second and third quarter. Sales of our vegetables generally are not seasonal.

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

Cash Requirements

While we currently generate sufficient operating cash flows to support our current operations, our capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from long-term leases in connection with the acquisition of first priority purchase rights of our supplies. Under these arrangements, we are required to pay approximately $1,200 per acre at the inception of the lease. In 2009, we leased an additional 2,500 acres of land in Shaanxi Province, and we acquired first priority purchase rights for all Fuji apples developed on these lands. Our plan is to continue to lease additional lands and acquire first priority purchase rights from these farming cooperatives in order to increase our supplies. We invested approximately $3.4 million in 2009 for these new leases from cash generated by our operations and from funds which we raised from several small equity offerings. In 2010, we will continue to lease additional farm land on which our produce can be grown. We will require significant additional capital.

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

Under the current income tax laws and the related implementing rules, FIEs engaging in agriculture businesses, such as Guangzhou Organic, are entitled to a two-year tax exemption from PRC EIT, subject to approval from local taxation authorities. Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50% tax reduction for the three years thereafter. Due to the absence of significant business in 2008, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business resumes. However, Zhuhai Organic did not constitute a significant source of revenue or income in the three month period ended March 31, 2010 or in the years ended December 31, 2009 and 2008. Currently, pursuant to income tax law, the income tax rate for foreign-capitalized enterprises is 25% and the value-added tax rate is 13%.

Results of Operations

Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth the key components of our results of operations for the three months ended March 31, 2010 and 2009, in dollars and as a percentage of net sales and the changes in these components from the three months ended March 31, 2009 to the three months ended March 31, 2010 in dollars and as a percentage:

	Three Months Ended March 31,
	2010			2009
	In	As a % of		In	As a % of
	Thousands	Net Sales		Thousands	Net Sales
Net Sales	33,556			18,531
Cost of Sales	29,920	89.16%		16,582	89.48%
Gross Profit	3,636	10.84%		1,948	10.51%
Operating Expenses
Selling Expenses	792	2.36%		224	1.21%
Administrative Expenses	655	1.95%		937	5.06%
Operating Income	2,189	6.52%		787	4.25%
Interest Expenses	2	0.01%		(23)	(0.12%	)
Other (loss), net	(2)	(0.01%	)	(284)	(1.53%	)
Income Before Income Taxes	2,188	6.52%		355	1.92%
Net income	2,188	6.52%		355	1.92%
Deemed preferred stock dividend	(644)	(1.92%	)
Foreign Currency translation gain (loss)	(4)	(0.01%	)	(27)	(0.15%	)
Comprehensive income	1,540	4.59%		328	1.77%

Net Sales. Net sales increased approximately $15.1 million, or 81.6%, to approximately $33.6 million in the three months ended March 31, 2010 from approximately $18.5 million in the three months ended March 31, 2009.

Sales of our Fuji apples increased by 88.2% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. 65.5% of this increase is attributable to increased sales volume and 22.7% is attributable to increases in the average sales price. Sales of our Emperor bananas increased by 121.8% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. 120.7% of this increase is attributable to increased sales volume and 1.1% is attributable to increases in the average sales price of these products. Sales of our tangerine oranges increased by 23% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. 23% of this increase is attributable to increased sales volume and 0% is attributable to increases in the average sales price of these products.

In addition, our sales volume increased by an aggregate of 14,755 tons in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 because we leased an additional 3220 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with Emperor bananas. We began generating revenues from sales of products harvested on these newly leased lands in the third quarter of 2009.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives. Our cost of goods sold increased approximately $13.3 million, or 80.1%, to approximately $29.9 million in the three months ended March 31, 2010 from approximately $16.6 million in the three months ended March 31, 2009, reflecting increased purchases of produce in the first quarter of 2010.

Our gross margin increased from 10.51% in the three months ended March 31, 2009 to 10.84% in the three months ended March 31, 2010 due to increased prices of our products in 2010.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense, and depreciation. These expenses increased by approximately $0.6 million, or 300%, to approximately $0.8 million in the three months ended March 31, 2010 from approximately $0.2 million in the three months ended March 31, 2009. As a percentage of net sales, selling expenses increased to 2.36% in 2010 from 1.21% in the three months ended March 31, 2010. This increase in selling expenses as a percentage of net sales from the first quarter of 2009 to the first quarter of 2010 reflects the payment of a bonus in the first quarter of 2010 which was not paid in the first quarter of 2009.

General and Administrative Expenses. Our general and administrative expenses are comprised of salary of executives, trip expense, office expense, research and development expense, market research expense, exhibition expense, audit expense, advisory expense. These expenses decreased by approximately $0.2 million, or 22.2%, to approximately $0.7 million in the three months ended March 31, 2010 from approximately $0.9 million in the three months ended March 31, 2009. As a percentage of net sales, administrative expenses decreased to 1.95% in the three months ended March 31, 2010 as compared to 5.06% in the three months ended March 31, 2009 due to our payment during the first quarter of 2009 of $250,000 of expenses associated with the reverse acquisition transaction with Organic Region.

Interest Expense, Beneficial Conversion Feature Expense and Deemed Preferred Stock Dividend. Interest expense decreased from $22,500 in the three months ended March 31, 2009 to $(1,606) in the three months ended March 31, 2010.

Tax. Since our operating subsidiaries benefitted from a tax holiday for 2008 and 2009, we did not incur any income tax in 2008 or 2009.

Net Income. As a result of the factors described above, our net income increased approximately $1.8 million, or 450% to approximately $2.2 million from $0.4 million after giving effect to the deemed preferred stock dividend.

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

At March 31, 2010, cash and cash equivalents were $1,815,756 , as compared to $1,987,616 at December 31, 2009. Our working capital decreased by $0.52 million to $1.01 million at March 31, 2010 from a working capital of $1.53 million at March 31, 2009.

Cash Flow for three months ended March 31, 2010 as compared to the months ended March 31, 2009

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2010		2009
Net cash provided by (used in) operating activities	$(1,905	) $	(235)
Net cash (used in) investing activities	(2,293)		(953)
Net cash provided by (used in) financing activities	1,116		1,123

Net cash provided by operating activities was approximately $1.91 million in the three months ended March 31, 2010, as compared to $0.24 million in net cash used in operating activities in the three months ended March 31, 2009. The reason for this increase is that the Company’s net income increased $1.83 million.

Net cash used in investing activities was approximately $3.29 million in the three months ended March 31, 2010, as compared to $0.95 million in the three months ended March 31, 2009. The Company acquired one new land lease, for which our long-term prepayments totaled $3,291,350, during the three months ended March 31, 2010 by paying $2,954,901.

Net cash provided by financing activities was approximately $1.12 million in the three months ended March 31, 2010, as compared to net cash provided by financing activities of $1.12 million in the three months ended March 31, 2009, reflecting the money we raised in private placements and related option exercises from August 2009 through March 2010.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which has become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

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

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective for us beginning in the first quarter of fiscal year 2010, and have had no impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards were effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)" which amends ASC 605-25, "Revenue Recognition: Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

In February 2010, FASB issued ASU No. 2010-9 – "Subsequent events (Topic 855)" Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to an investor in our securities.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Fong, our Chairman, who is acting as our principal executive officer and Ms. Yong Qing Ma, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Mr. Fong and Ms. Ma concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Current Report on Form 8-K filed on February 12, 2010, there were no unregistered sales of equity securities by the Company during the first quarter of 2010.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

REMOVED AND RESERVED

Not Applicable.

ITEM 5.

OTHER INFORMATION.

No events occurred during the period covered by this Form 10-Q that were required to be disclosed in a report on Form 8-K during the period but not reported.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION

Date: May 17, 2010	By: /s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 17, 2010	By: /s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)