Form 10-Q
period 2010-06-30
Sino Green Land Corp
filed 2010-08-27
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Suite 2711A, 27/F, Exchange Tower,
33 Wang Chiu Road, Kowloon Bay,
Kowloon, Hong Kong
People's Republic of China
(Address of principal executive offices, Zip Code)

+852-3104-0598
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

Yes [ x ]         No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [ x ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 24, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	136,555,337

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Restated)	5
Consolidated Statements of Income and Other Comprehensive Income for the Three Months and Six Months Ended June 30, 2010 (Unaudited) and 2009 (Restated and Unaudited)	6
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (Unaudited) and 2009 (Restated and Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$4,054,824	$1,987,616
Accounts receivable, net	252,933	171,143
Due from related parties	-	1,006
Inventories	4,230	9,934
Advances-current portion	445,735	256,225
Other current assets	135,585	343,169
Total Current Assets	4,893,306	2,769,093
		-
Property and Equipment, net	515,682	547,727

Deposit	367,183	365,647

Advances	7,706,002	4,355,829

Long-term Prepayments	21,833,655	18,961,869
Total Assets	$35,315,828	$27,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$891,421	$1,186,923
Advances from customers	14,687	48,690
Due to related parties	128,673	3,364
Shares to be issued as stock compensation	591,821	-
Derivative liability	4,852,185	5,206,567
Total Current Liabilities	6,478,787	6,445,544

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,956,000 and 1,650,000 shares outstanding on June 30, 2010 and December 31, 2009, respectively	956	650
Common stock, $0.001 par value, 780,000,000 shares authorized, 128,943,670 and 104,943,337 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	128,944	104,944
Deferred compensation	(874,575)	-
Additional paid in capital	13,175,480	7,736,406
Other comprehensive income	947,748	762,504
Retained earnings	15,458,488	11,950,117
Total shareholders' equity	28,837,041	20,554,621

Total Liabilities and Stockholders' Equity	$35,315,828	$27,000,165

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Sales	$29,771,125	$21,775,636	$63,326,928	$40,306,199

Cost of goods sold	26,928,570	19,563,887	56,560,136	36,146,317

Gross profit	2,842,555	2,211,749	6,766,793	4,159,882

Operating expenses
Selling expenses	373,922	663,933	1,454,340	888,137
General and administrative expenses	354,186	247,297	796,923	1,054,649
Salary & Wages	208,660	125,231	417,057	254,831
Stock Compensation	588,196	-	591,821	-
Total operating expenses	1,524,964	1,036,461	3,260,141	2,197,617

Operating income	1,317,591	1,175,288	3,506,652	1,962,265

Other income(expense)
Interest expenses (income)	337	-	1,943	(22,500)
Change in derivative liability	2,626,863	25,471	354,382	(13,329)
Others, net	(2,233)	261,827	(4,603)	72
Total other income (expense)	2,624,967	287,298	351,722	(35,757)

Net income	3,942,557	1,462,586	3,858,374	1,926,508

Other comprehensive income (loss)
Foreign currency translation gain (loss)	188,973	(140,287)	185,244	(167,228)

Comprehensive income	$4,131,531	$1,322,299	$4,043,617	$1,759,280
Net income per share
Basic	$0.03	$0.02	$0.03	$0.02
Diluted	$0.03	$0.02	$0.03	$0.02
Weighted average number of shares outstanding
Basic	118,365,892	85,466,388	108,551,381	84,396,563
Diluted	153,944,387	86,017,744	146,896,474	84,947,919

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	JUNE 30,
	2010	2009
Cash flows from operating activities		(Restated)
Net income	$3,858,374	$1,926,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	41,138	42,088
Amortization	510,549	423,991
Change in derivative liability	(354,382)	13,329
Stock compensation	591,821	-
Decrease / (Increase) in current assets
Accounts receivable	(80,760)	(25,338)
Inventories	5,723	1,410
Other current assets	710,252	(275,851)
Advances	(4,019,243)	11,658
Increase (decrease) in current liabilities
Accounts payable & accrued expense	(108,658)	(422,913)
Advances from customer	(34,075)	(7,638)
Tax payables	589	1,031,302
Other payables	(116,267)	(29,234)

Net cash provided by operating activities	1,005,061	2,689,314
Cash flows from investing activities
Acquisition of plant, property, and equipment	(6,929)	(2,336)
Long-term land lease prepaid expense	(3,292,005)	(3,074,581)
Net cash used in investing activities	(3,298,934)	(3,076,917)
Cash flows from financing activities
Proceeds from sale of preferred stock, net of		-
offering cost	350,000
Proceeds from sale of common stock, net of offering cost	3,888,804	-
Proceeds from loan from related parties	24,701	471,016
Net cash provided by financing activities	4,263,505	471,016
		-
Effect of exchange rate change on cash and cash equivalents	97,575	(668)
		-
Net increase in cash and cash equivalents	2,067,207	82,745

Cash and cash equivalents, beginning balance	1,987,616	544,860
Cash and cash equivalents, ending balance	$4,054,824	$627,605
Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature	350,000	-
Conversion of preferred stock into common stock	$44,000	$-

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

The Company is the sole stockholder of Organic Region, a British Virgin Islands corporation which was incorporated on January 30, 2003. Organic Region is the sole stockholders of five limited liability companies organized under the laws of the People’s Republic of China, each of which is a wholly foreign-owned entity, known as a WFOE: Zhuhai Organic, Guangzhou Organic, Fuji Sunrise, Southern International, HK Organic, and Guangzhou Metro Green Trading Ltd. Guangzhou Metro Green Trading Ltd, wholly owned by Southern International, was formed on March 31, 2010 and is engaged in the wholesale distribution, marketing and sales of grocery products, and real estate and consulting services in China.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009, as restated. See Note 1. The results of the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zhuhai Organic and Guangzhou Organic, Fuji Sunrise, HK Organic, Southern International, and Guangzhou Metro Green Trading Ltd, together with its 100% Variable Interest Entity (VIE), Guangzhou Greenland. All significant inter-company accounts and transactions have been eliminated in consolidation.

In accordance with ASC 810, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable, of $252,933 and $171,143, net of allowance for bad debts in the amount of $9,283 and $9,244, respectively.

Other current assets

Other current assets as of June 30, 2010 and December 31, 2009 were valued at $135,585 and $343,169 respectively. The other current assets mainly comprise of advances to employees and deposit to unrelated party in PRC. The unsecured loan amount of $292,517, which was included in other current assets in 2009, has been collected in first quarter of 2010.

Advances

As of June 30, 2010, advances of the Company amounted to $8,151,737 including current and non current portion, which represents $128,500 prepaid office decoration fee to unrelated party and the rest are advances made by the Company to an unrelated party in return for an 18 year lease commencing in 2010. The advances leases are required to be used to construct a multi level distribution center the Company intends to lease. The non current advances amounted to$7,706,002 and $4,355,829 as of June 30 2010 and December 31, 2009 respectively.

Deposit

As of June 30, 2010 and December 31, 2009, the Company had deposits in the amounts of $367,183 and $365,647, respectively with an unrelated third party in connection with the lease described above. The deposit is refundable after the expiration of the term of the lease.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $4,230 and $9,934 as of June 30, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2009, or the period ended June 30, 2010.

Derivative liability

The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and preferred stock offerings in 2008 and 2009. The warrants are reported at fair value using the Black-Scholes model with changes in value reflected in earnings for the period.

Stock based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the vesting period.

Deferred Compensation

Pursuant to certain share grant agreements, the Company has awarded shares of common stock that vest over four-quarter term. Vested but unpaid shares are accrued as a liability through compensation expense, whereas unvested shares are reflected as a component of equity, and are amortized over the vesting term through compensation expense. The changes in fair value of any accrued liabilities associated with vested but unpaid awards is reported in operations for the period outstanding.

Preferred Stock

On May 14, 2010, the certificate of designation relating to the series A preferred stock was amended and restated to increase the number of authorized shares of series A preferred stock from 1,000,000 to 2,000,000 shares. The financial statements give retroactive effect to this amendment.

Deemed Preferred Stock Dividend

The Company records a deemed preferred stock dividend for the amortization of any discount arising from beneficial conversion features associated with its preferred shares. Upon issuance, this discount is offset by a credit to additional paid-in capital, and is generally amortized over its earliest conversion period. Due to the perpetual nature of the preferred shares and the immediate conversion rights, the full discount is reflected as a deemed preferred stock dividend through retained earnings upon issuance.

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

	Six month period Ended
	June 30,
	2010	2009
Net Income	$3,858	$1,927
Less : Deemed Preferred Stock Dividend	350	-
Net income available to common shareholders	$3,508	$1,927

Weighted average shares of common stock outstanding	113,770	84,397
Diluted effect of warrants, options, and preferred stock	42,510	551
Weighted average shares of common stock – diluted	156,280	84,948

Earnings per share – basic	$0.03	$0.02
Earnings per share -- diluted	$0.02	$0.02

	Three month period Ended
	June 30,
	2010	2009
Net Income	$3,943	$1,485
Less : Deemed Preferred Stock Dividend	-	-
Net income available to common shareholders	$3,943	$1,485

Weighted average shares of common stock outstanding	118,366	85,466
Diluted effect of warrants, options, and preferred stock	39,743	551
Weighted average shares of common stock – diluted	158,109	86,018

Earnings per share – basic	$0.03	$0.02
Earnings per share -- diluted	$0.02	$0.02

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected in the number of diluted shares 3,320,004 for the six month period ended June 30, 2010.

Pursuant to a common stock offering, effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock, of which 10,145,454 and 3,466,666 have an exercise price of $0.11 and $0.15 per share, respectively, and are exercisable through August 3, 2011. The average stock price for the six month period ended June 30, 2010 was $0.28 per share. The warrants with $0.11 exercise price and $0.15 exercise price had a dilutive effect of 6,138,823 and 1,599,777 shares for the six month period ended June 30, 2010, respectively.

Pursuant to a $1,000,000 preferred stock offering on August 7, 2009, , the Company (i) issued of an aggregate of 1,000,000 shares of Series A Preferred Stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of Series A Preferred Stock at a purchase price of $1.00 per share of Series A Preferred Stock.

The preferred stock had a dilutive effect of 22,220,160 shares for the six month period ended June 30, 2010. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,973,760 shares and 1,024,571 shares respectively for the six month period ended June 30, 2010. The preferred stock option had no dilutive effect, for the outstanding options to purchase 350,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Series A Preferred Stock were exercised on January 5, 2010, for the six month period ended June 30, 2010.

On January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised at a price per share of $0.12. The option, which was granted on August 7, 2009, was to acquire up to a total of 6,500,000 shares of Common Stock. In connection with such exercise, the Company issued to such investor warrants to purchase up to 1,866,667 shares of Common Stock at a price per share of $0.15 at any time for two years from the date of issuance. Such issuance had a dilutive effect of 861,419 shares for the six month period ended June 30, 2010. The dilutive effect for the option to purchase the 4,166,667 shares remaining from the original August 7, 2009 option issuance was 2,371,581 shares for the six months ended June 30, 2010.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Manufacturing machinery	$407,812	$403,822
Office equipment	42,526	40,591
Motor vehicle	24,382	24,143
Leasehold Improvement	489,638	484,848
Total	964,358	953,044

Less: Accumulated Depreciation	(448,676)	(405,677)
Property & Equipment, net	$515,682	$547,727

Depreciation expenses for the three month period ended June 30, 2010 and 2009 were 20,500 and $21,078, respectively. Depreciation expenses for the six month period ended June 30, 2010 and 2009 were 41,138 and $42,088, respectively.

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $0 and $1,006 as of June 30, 2010 and December 31, 2009, respectively. The amount due is interest free, unsecured and due on demand. The Company has collected such amounts as of June 30, 2010.

Amounts due to related parties amounted to $128,673 and $3,364 as of June 30, 2010 and December 31, 2009, respectively. The Company has a balance due to one shareholder and director of the Company amounting to $128,673 as of June 30, 2010. The amount due is interest free, unsecured and due on demand.

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

The Company acquired one new land lease, for which our long term prepayments totaled $3,292,005 during the six months ended June 30, 2010 by paying $3,292,005.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of June 30, 2010 and December 31, 2009, the Company has long-term prepayments (net) in the amount of $21,833,655 and $18,961,869, respectively.

The details of long-term prepayments are listed below as of June 30, 2010 and December 31, 2009:

	June 30,	December
	2010	31, 2009
Long-term prepayment –cost	$24,378,715	$20,996,380
Accumulated amortization	(2,545,060)	(2,034,511)
Net	$21,833,655	$18,961,869

Amortization expenses for the three month period ended June 30, 2010 and 2009 were $288,237 and $174,858. Amortization expenses for the six month period ended June 30, 2010 and 2009 were $510,549 and $349,719.

Amortization expenses for the next five years after June 30, 2010 are approximately as follows:

Remainder of 2010	$510,549
2011	1,021,097
2012	1,021,097
2013	1,021,097
2014	1,021,097
Thereafter	$17,238,718
Total	21,833,655

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of June 30, 2010 and December 31, 2009:

	June 30,	December
	2010	31, 2009
Accounts payable	$401,022	$385,726
Accrued payroll	104,275	130,542
Accrued expenses	381,195	465,895
Advance subscription	-	180,526
Other payable	9,266	24,234
	$895,758	$1,186, 923

7. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of June 30, 2010, the Company accrued the value of 70,833 shares, reflecting the shares that were due to such director for the fiscal quarter ended June 30, 2010. The shares have not been issued through June 30, 2010. For the six months ended June 30, 2010, $7,250 was recorded as an expense for 25,000 shares to be issued to the director which are part of shares to be issued in the accompanying balance sheet.

In April 2009, the Company issued an aggregate of 4,165,742 shares in connection with the termination of two agreements which Organic Region had entered into on January 28, 2008. Following the issuance of the shares, the Company had no further obligations under either of these agreements except for the Company’s obligation to pay an amount equal to 2% of the gross proceeds of any sales of securities, convertible debentures, or any other financings, private or public, other than financings by commercial banks, by the Company of up to an aggregate of $15 million occurring after January 1, 2009.

Sales of Securities

a. Effective August 3, 2009, the Company entered into common stock and warrant purchase agreements with non-affiliated investors. Pursuant to these agreements, for an aggregate consideration of $1,636,000, the Company issued (i) an aggregate of 13,129,410 shares at a stated purchase price of $0.085 per share and 4,333,334 shares at $0.12 per share; (ii) two-year warrants to purchase 10,145,454 shares of common stock at $0.11 per share and 3,466,666 shares of common stock at $0.15 per share; and (iii) an option to purchase up to 6,500,000 shares of common stock at a purchase price of $0.12 per share. These 6,500,000 shares of option were purchased in August 2009. The warrants may be exercised through August 3, 2011. The warrant holders have cashless exercise rights, and are all reflected as a component of equity in the accompanying financial statements.

b. Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, for a total consideration of $1,000,000, the Company (i) issued of an aggregate of 1,000,000 shares of series A convertible preferred stock; (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, for which the Company received a total of $1,000,000 and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock through February 10, 2010. This option was exercised in December 2009 and February 2010. The issuance of the 1,000,000 shares of series A preferred stock upon exercise of the option was subject to an amendment to the certificate of designation which increases the authorized series A preferred stock from 1,000,000 shares to 2,000,000 shares. The amendment was filed on May 14, 2010, and the shares of series A preferred stock were retroactively deemed outstanding from the date the option was exercised. Each share of Series A Preferred Stock is convertible into 11.36 shares of common stock. The conversion price is subject to certain adjustments. Pursuant to the December 2009 and January 2010 share issuances, the financing proceeds were allocated to the associated beneficial conversion features by recording a preferred stock discount with a credit to additional paid-in capital. The discounts were then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

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

  If the Company’s net income, as defined, is less than $0.045 per share on a fully-diluted basis, then the conversion price will be reduced by the percentage shortfall, subject to a maximum reduction of 40%. The Company’s net income for 2009, as defined, exceeded the target amount, and no adjustment was made in the conversion rate of the Series A Preferred Stock or in the exercise price of the warrants pursuant to similar provisions in the warrants. Pursuant to this provision, the proceeds received on financing transactions involving preferred shares issued with warrants were allocated to a warrant liability at fair value, and changes in value are reflected in the income statement for each period presented.

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

On May 27, 2010, the Company sold 17,000,000 shares of common stock for $3,400,000 at a price per share of $0.20. The offering cost was $291,237 as of June 30. 2010, and is reflected as a reduction of equity. In case of the investors in the United States (to whom 3,375,000 shares were issued for proceeds of $675,000), there was a price adjustment clause stating that ‘from the date hereof until such time as no Purchaser holds any of the Securities, the Company closes on the sale of a note or notes, shares of Common Stock, or shares of any class of Preferred Stock at a price per share of Common Stock, or with a conversion right to acquire Common Stock at a price per share of Common Stock, that is less than the Purchase Price per share (as adjusted to the capitalization per share as of the Closing Date, following any stock splits, stock dividends, or the like), the Company shall issue additional shares of common stock to the Investors to make it equal to such lower price per share.’

On January 15, 2010, an option to acquire 2,333,333 of Common Stock was exercised at a price per share of $0.12 with total proceeds of $279,786. Pursuant to the terms of the option, the Company issued to such investor warrants to purchase up to 1,866,667 shares of Common Stock at a price per share of $0.15 at any time for two years from the date of issuance; under the Black Scholes model, the fair market value for the warrants, which are reflected as a component of paid-in capital, is $281,792.

On February 24, 2010, one investor converted 44,015 shares of convertible preferred stock into 500,000 shares of Common Stock.

On February 8, 2010, the Company sold to two of the investors and their affiliates a total of 4,167,000 shares of common stock for a purchase price of $0.12 per share, for a total of $500,000 after brokerage commission. In connection with this financing, the holders of the $0.14 warrants issued in the August 7, 2009 financing waived any anti-dilution adjustment resulting for this issuance.

On June 21, 2010, the Company issued an aggregate of 7,195,000 shares of its common stock to several of the Company's employees and advisors in exchange for services provided to the Company by the Grantees. Of the shares that were issued, the rights to 2,882,500 shares vested on June 21, 2010, and the rights to the remaining 4,312,500 shares will vest in equal installment three, six and nine months from the date of grant. The stock compensation expense for the quarter ended June 30, 2010 was $584,571, and is reflected as a liability in the accompanying financial statements which will be adjusted to its current value at each reporting date through the income statement.

On April 23, 2008, Organic Region issued four 18% convertible notes to various investors in the total amount of $500,000. The notes were due on April 23, 2009. As part of the transaction in which the notes were issued, Organic Region also issued to the investors warrants that were to be assumed by the Company upon the completion of the reverse acquisition. The warrants were assumed by the Company in connection with the reverse acquisition, and are reflected as warrant liabilities in the accompanying financial statements at fair value, with changes in value reflected in the income statement each period. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing.

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

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2007	-	-	-	-
Granted	5,115,090	5,115,090	0.098	4.11
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4.11
Granted	33,612,120	33,612,120	0.16	2.85
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	38,727,210	38,727,210	0.15	3.01
Granted	1,866,667	1,866,667	0.15	1.51
Forfeited
Exercised
Outstanding, June 30, 2010	40,593,877	40,593,877	0.15	2.95

Stock options

The preferred stock option activity was as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	-	-	-
Granted	1,000,000	$1.00	$909,091
Forfeited	-	-	-
Exercised	650,000	1.00	590,909
Outstanding, December 31, 2009	350,000	$1.00	$318,182
Granted	-	-	-
Forfeited	-	-	-
Exercised	350,000	1.00	318,182
Outstanding, June 30, 2010	-	-	-

The exercise of the option to purchase the series A preferred stock was made, and the exercise price was received, subject to an amendment to the certificate of amendment to the certificate of designation for the series A convertible preferred stock, which was filed on May 14, 2010.

Fair Value of Warrants

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

[ ]	Level one — Quoted market prices in active markets for identical assets or liabilities;

[ ]	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

[ ]	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	6/30/2010
Liabilities:
Derivative instruments - Warrants	$—	$4,852,185	$—	$4,852,185
Total	$—	$4,852,185	$—	$4,852,185

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) and the August 2009 preferred share financing (Series A Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants		Series A Warrants $0.14		Series A Warrants $0.25
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Market price of common stock:	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Exercise price:	$0.098	$0.098	0.14	$0.14	0.25	$0.25
Expected term (years):	4.11	4.60	4.11	4.60	4.11	4.60
Dividend yield:	–	–	-	-	-	-
Expected volatility:	104.19%	120.82%	104.19%	120.82%	104.19%	120.82%
Risk-free interest rate:	1.50%	1.50%	1.75%	1.75%	1.75%	1.75%

As of August 24, 2010, none of the warrants had been exercised.

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

None of the other warrants are treated as derivatives.

8. INCOME TAXES

The Company’s operations are conducted solely in the PRC. It does not conduct any operations in the United States or The British Virgin Islands and is not subject to income tax in either jurisdiction. For certain entities in PRC, the Company has incurred net accumulated operating losses. The Company has net operating losses amounted of $34,119 and $7,686, respectively, as of June 30, 2010 and 2009 for these entities. The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010 and 2009. Accordingly, the Company has no net deferred tax assets.

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Organic has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012. For the six months ended June 30, 2010, Guangzhou Organic had a net loss. Guangzhou Greenland in PRC which had net income from operations for the six months ended June 30, 2010 is exempted from income tax according to tax law of PRC. The other two subsidiaries got net losses from business operation. Therefore, the Company does not have a provision for income tax. The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the six months ended June 30, 2010 and 2009.

	2010	2009
U.S. statutory rate	35%	35%
Foreign income not recognized in U.S.	(35)%	(35)%
PRC income tax	25%	25%
Exempt from income tax	(12.5)%	(25)%
Less : Valuation Allowance	(12.5)%	0%
Tax expense at actual rate	0%	0%

Sino Green Land, Inc. was incorporated in the United States and has incurred estimated accumulated net operating losses of $3,625 as of June 30, 2010 for the tax purposes. The estimated net operating loss carry forwards for United States income taxes amounted to $3,625 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended June 30, 2010 was $3,625 and the valuation allowance as of June 30, 2010 amounted to $3,625.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $15,458,488 as of June 30, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

No customers accounted for more than 10% of the total net revenue for the six months ended June 30, 2010 and 2009.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 83.9%, 10.3% and 5.5%of the goods to the Company during the six months ended June 30, 2010. Accounts payable to these vendors amounted $0 as of June 30, 2010. Three vendors provided 84.8%, 7.8% and 6.5% of the goods to the Company during the six month periods ended June 30, 2009. Accounts payable to these vendors amounted $0 on June 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $33,169and $25,820 for the three months ended June 30, 2010 and 2009. The Company incurred rent expenses of $70,213and $56,624 for the six months ended June 30, 2010 and 2009.

The rent expenses for the five years after June 30, 2010 are as follows:

1 year after	$94,935
2 year after	158,320
3 year after	163,451
4 year after	166,326
5 year after	167,097
Thereafter	363,004
$1,107,913

11. SUBSEQUENTS EVENTS

On July 1, 2010, in connection with the election of two new board members, we entered into director agreements pursuant to which we will issue to each of the new directors 25,000 shares of common stock for every three month period of their directorship.

On July 28, 2010, two investors exercised their option to acquire 4,166,667 shares of common stock at $0.12 per share. Pursuant to the option agreement, upon such exercise, the Company issued a warrant to purchase 3,333,333 shares of common stock at an exercise price of $0.15. The exercise price of the option was $500,000.

On August 4, 2010, one investor converted 396,127 shares of series A preferred shares to 4,500,003 shares of common stock.

12. RESTATEMENT OF FINANCIAL STATEMENTS

On August 23, 2010, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, respectively, and Quarterly Reports for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, and September 30 and June 30, 2008, respectively, should not be relied upon due to the following:

  The Company improperly allocated, for financial statement purposes, the proceeds received in connection with the April 2008 debt financing transaction and the August and December 2009 and January 2010 preferred stock financing transactions (collectively, “the financings”). The restated financial statements include the effects of properly allocating the financing proceeds between (1) the debt or preferred stock, as applicable, (2) any derivative liabilities associated with warrants for the purchase of common stock, and (3) any beneficial conversion features (“BCF”), as a component of additional paid-in capital, which allow the debt and preferred shareholders to convert their investment into the Company’s common stock on favorable terms.

  Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement will be reported in the in the 2009 income statement as described, beginning with the restated annual financial statements for 2009 and 2008, and in the restated September 30, 2010 10-Q filing. The settlement occurred in August 2009, and therefore does not affect the income statements presented. However, the accompanying balance sheets appropriately reflect the impact of settlement.

  Certain warrants containing variable exercise terms associated with the financings were reported as a component of paid-in capital instead of properly reflecting them as a derivative liability at fair value, with changes in fair value reported in the income statement each period. The restated financial statements include the effects of reporting the derivative liabilities and their associated changes in value correctly.

  A BCF was inappropriately recorded as a debt discount on the April 2008 financing in addition to being amortized over the subsequent 12 months with a charge to expense. Furthermore, separate BCFs associated with the December 2009 and January 2010 preferred stock financings were erroneously omitted due to a misallocation of proceeds for financial statement purposes. The restated financial statements include the effects of allocating financing proceeds to the applicable BCFs by recording a preferred stock discount with a credit to additional paid-in capital. The discounts were then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

  Earnings per share has been restated to include the effects of the restated financial statements

The Company’s management has determined that as a result of such accounting matters, its reported net income was overstated by $3,529,126 for the year ended December 31, 2009 and understated by $112,650 for the year ended December 31, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the years ended December 31, 2009 and 2008 as restated and as initially reported in the Company’s Reports on Form 10-K previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of December 31, 2009.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

		As reported		As Restated	As reported	As Restated
		12/31/2009		12/31/2009	12/31/2008	12/31/2008
BALANCE SHEET:
Convertible debenture	$		$		$313,627	$360,710

Derivative liability				5,206,567		340,266

Additional Paid-in Capital		10,119,540		7,735,406	5,419,351	4,919,351

Retained earnings		14,772,550		11,950,117	9,463,133	9,575,783

INCOME STATEMENT:
Other Income (Expense)
Interest expense		(353,973)		(63,882)	(133,650)	(133,650)
Loss on deb extinguishment				(139,289)
Benefical conversion feature expense		(153,425)			(393,345)
Change in derivative liability		-		(3,866,300)	46,770	(200,977)
Net income		6,553,460		3,024,334	4,601,367	4,714,017
Deemed preferred Stock dividend		(1,244,043)		(650,000)	-	-
Net income (loss) applicable to common shareholders		5,309,417		2,374,334	4,601,367	4,714,017
Other comprehensive loss:
Foreign currency translation gain/(loss)		(313,469)		(313,469)	777,795	777,795
Comprehensive income (loss)		$4,995,948		2,060,865	5,379,162	5,491,812
Net income (loss) per share:
Basic		$0.06		$0.03	$0.06	$0.06
Diluted		$0.05		$0.02	$0.06	$0.06
Weighted average number of shares outstanding
Basic	89,772,302	89,772,302	81,648,554	81,648,554
Diluted	117,579,469	117,579,469	81,648,554	81,648,554

For the three and six months ended June 30, 2009

	As reported	As Restated	As reported	As Restated
	3/31/2009	3/31/2009	6/30/2009	6/30/2009
BALANCE SHEET:
Convertible debenture	$461,120	$360,710	$483,494	$360,710

Derivative liability	-	379,066	-	314,795

Additional Paid-in Capital	5,417,686	4,917,686	5,413,520	5,083,387

Retained earnings	9,818,362	10,039,705	11,402,970	11,541,091

INCOME STATEMENT:

Other Income (Expense)	(284,248)	(261,755)
Interest expense	(22,500)	(22,500)	(22,500)	(22,500)

Beneficial conversion feature expense	(125,000)	-	-	-
Change in derivative liability	-	(38,800)	0	(13,329)
Net income	355,229	463,922	1,939,837	1,926,508

Net income (loss) applicable to common shareholders	355,229	463,922	1,939,837	1,926,508

Other comprehensive loss:
Foreign currency translation gain/(loss)	(26,941)	(26,941)	(167,228)	(167,228)
Comprehensive income (loss)	$328,288	436,981	1,772,609	1,759,280

Net income (loss) per share:

Basic	$0.00	$0.01	$0.02	$0.02

Diluted	$0.00	$0.01	$0.02	$0.02

Weighted average number of shares outstanding Basic	83,314,851	83,314,851	84,396,563	84,396,563
Diluted	83,866,207	83,866,207	84,947,919	84,947,919

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the wholesale distribution, marketing and sales of premium fruits in China. Our main products include Fuji apples, emperor bananas and tangerine oranges. We purchase our products directly from farming cooperative groups to whom we provide varying degrees of farming, harvesting and marketing services. Almost all of our products are sold by us at the Guangdong Yun Cheng wholesale market and the Beijing Xin Fadi agricultural products wholesale market, two major markets for the sale of agricultural products in their respective areas, where we lease space to sell our produce. We sell to trading agents who sell our products to customers in and around the provinces in which the produce is grown.

We have recently introduced a line of vegetable products, which we process and distribute to end users. However, our revenue from vegetables has been nominal through March 31, 2010.

Fruits, such as apples, bananas and oranges, as well as vegetables are considered staples in the Chinese diet, similar to rice and meat, and historically, demand for these products has not fluctuated with the ups and downs of the general economy. As a result, we have not yet seen a significant decline in our business from the recent economic downturn and the global credit crisis. However, if economic conditions further deteriorate, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our distributors, customers, suppliers, farmers and creditors, we could see a reduction in the demand for our products which could have a material adverse effect on our business operations. Since we promote our products as premium foods, in troubled economic times, consumers may purchase cheaper fruits and vegetables rather than our products, which could affect both our revenue and our gross margin.

All fruits and vegetables are perishable, and are subject to spoilage if they are not delivered to market in a timely manner. Our ability to both purchase and sell produce is dependent upon a number of factors which are not under our control. Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect our ability both to purchase products and to sell our products at the wholesale markets. Under these conditions, we may incur a higher cost of cold storage with no assurance that, even in the best conditions, spoilage cannot be avoided.

Since weather conditions are not uniform throughout China, our competitive position may be impaired if our competitors are able to deliver produce to market at a time when we are not able to make deliveries, either because we are unable to purchase the produce or because we are unable to bring the produce to market.

Agricultural products generally are subject to disease, blight and infestation by insects. Our revenue during 2009 was affected by a fruit insect disease which affected sales of our tangerine oranges. Any disease, blight or infestation that affects our produce could materially impair our ability to generate revenue from the affected fruit.

We only have long-term arrangements to purchase produce from five farming cooperatives. If we are not able to purchase our produce from these farmers, whether because of a shortage, because of government regulations or otherwise, we may be unable to purchase produce from other co-ops or farmers, and if we are able to purchase produce, our costs may be greater, which could impair our gross margins.

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2010. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of March 31, 2010, we had paid a total of $24.3 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

Commencing in the first quarter of 2010, we began to export food products, with our initial export sales being made to Australia. To date, revenue from exports has not constituted more than a nominal portion of our revenue.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location. We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub. As of March 31, 2009, we had paid approximately $5.3 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009 and early 2010. We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011. We anticipate that the total investment to launch this business will be $15 million, which includes construction costs of approximately $9 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products. On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

As part of our green foods distribution hub business, we may market our green foods directly to supermarkets and other retail stores. We anticipate that some of the retail markets will purchase our green food products at our distribution hub while others will require us to deliver the foods to them. In order to develop this business, we will need to expand our marketing effort and establish a delivery system for the retail food.

We will require significant additional funding for our green foods distribution hub business. We have no commitments for the funding and our failure to obtain funding will impair our ability to develop this business. If we are not able to operate the green foods hub, we may not be able to recover our costs, in which event we would include a charge equal to the amount of the unrecovered costs.

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. During 2009, we expended approximately $3.4 million to purchase additional leases and in the six months ended June 30, 2010, we expended an additional $3.3 million to purchase an additional lease. If we are to expand our business, we will continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $15 million, of which we paid approximately $8 million as of July 31, 2010 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities. We have no commitment from any party to provide funding for the balance of our estimated cost. Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

We presently sell our produce in the wholesale markets, where our customers are wholesale distributors. In connection with, and as part of, our green foods distribution hub, we may seek to market to supermarkets and other retail outlets. To the extent that we develop this business, we would incur additional marketing, shipping and other expenses.

The current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets, may affect our ability to obtain either debt or equity financing which we may require in order to expand our business. Although our products are considered staples in Chinese consumers’ daily life, and, historically, demand for such staples has not fluctuated with the ups and downs of the general economy, if the current economic situation continues to deteriorate, we could see a more drastic reduction in the demand for our products. Since we are marketing our products as premium produce, consumers, in a time of economic difficulties, could purchase non-premium produce, which could have a material adverse effect on our business.

Seasonality

Our fresh fruit business is highly seasonal. Fuji apples are harvested mainly from late August until early November and are sold throughout the year. Tangerine oranges are harvested in late September through late November with the result that we have limited sales of tangerine oranges in the third quarter of the year. Emperor bananas are harvested throughout the year. They grow in an eight-month cycle, and are cultivated and harvested all year long. As harvested fruits cannot be stored at room temperature for a long time, they must be processed for sale as soon as they are harvested or stored at a cold temperature. As a result, the sales volume for our produce occurs during the harvesting season and for the months following the harvesting season.

We generally experience higher sales in the second half of the year. Sales in second half of 2009 accounted for approximately 63% of our revenue for 2009, and sales in the second half of 2008 accounted for approximately 59% of our revenue for 2008. If sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results. Sales of tangerine oranges were nominal during the third quarter of 2009.

Because of the large number of green foods products which we plan to distribute through at our green foods distribution hub, there will be many different seasons for the different products we operate. We cannot predict at this time how the seasonality of the various products we propose to sell will affect our overall profitability.

Taxation

The PRC Enterprise Income Tax Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and foreign-invested enterprises, or FIEs, unless they qualify under certain limited exceptions. The law gives the FIEs established before March 16, 2007, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the FIEs that are eligible for a full exemption and 50% reduction under the original law are allowed to retain their preferential treatment until these holidays expire.

Under the current income tax laws and the related implementing rules, FIEs engaging in agriculture businesses, such as Guangzhou Organic, are entitled to a two-year tax exemption from PRC enterprise income tax, subject to approval from local taxation authorities. Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50% tax reduction for the three years thereafter. Due to the absence of significant business in 2008, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business resumes. However, Zhuhai Organic did not constitute a significant source of revenue or income in 2009 or 2008. Currently, pursuant to income tax law, the income tax rate for foreign-capitalized enterprises is 25% and the value-added tax rate is 13%.

Accounting Treatment of Financing Instruments

In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation. Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid off in 2009, the warrants remain outstanding.

The Series A preferred shares issue in 2009 and 2010 contain warrants and/or a conversion feature that require the proceeds received on the transaction to be allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

As described in Note 1 of Notes to Consolidated Financial Statements in this quarterly report, our balance sheet at December 31, 2009 and our statements of income and comprehensive income for the three and six months ended June 30, 2009 and our audited balance sheet at December 31, 2009 have been restated to reflect the derivative liability and the effect of changes in derivative liability.

Results of Operations

The following table sets forth information relating to our products for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Six Months Ended	Fuji Apples	$53,067	83.8%	$47,582	$5,486
June 30, 2010	Emperor Bananas	6,690	10.6%	5,833	856
	Tangerine Oranges	3,502	5.5%	3,090	412
	Vegetables	69	0.1%	56	13
	Total	$63,327		$56,560	$6,767

Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	$9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737

Year Ended December 31, 2008	Fuji Apples	$63,682	86.6%	$57,130	6,552
	Emperor Bananas	5,199	7.1%	4,533	666
	Tangerine Oranges	4,289	5.8%	3,767	522
	Vegetables	392	0.5%	395	(3)
	Total	$73,563		$65,825	$7,737

* Percentages may not total 100% because of rounding.

Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the key components of our results of operations for the three months ended June 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

	Three Months Ended June 30,
	2010			2009
	U.S.		% of	U.S.	% of
	Dollars		Sales	Dollars	Sales
	(thousands)			(thousands)
Sales	$29,771	$		21,776
Cost of Sales	26,929		90.45%	19,564	89.84%
Gross Profit	2,843		9.55%	2,212	10.16%
Operating Expenses
Selling Expenses	374		1.26%	664	3.05%
Administrative Expenses	354		1.19%	247	1.13%
Salary & Wages	212		0.71%	125	0.57%
Stock Compensation	585		1.96%
Operating Income	1,318		4.43%	1,175	5.40%
Interest Expenses	-		-	-	-
Change in derivative liability	2,627		8.82%	25	0.09%
Other (loss), net	2,625		8.82%	287	1.32%
Income Before Income Taxes	3,943		13.24%	1,463	6.72%
Net income	3,943		13.24%	1,463	6.72%
Foreign Currency translation gain (loss)	189		0.63%	(140)	(0.64%	)
Comprehensive income	4,132		13.88%	1,322	6.07%

Sales. Sales increased approximately $8 million, or 36.7%, to approximately $29.8 million in the three months ended June 30, 2010 from approximately $21.8 million in the three months ended June 30, 2009.

Sales of our Fuji apples increased by 31.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Of this increase, 56.9% is attributable to increased sales volume and 43.1 % of this increase is attributable to increases in the average sales price because our apples were of a higher quality which resulted in an increased sales price. Sales of our emperor bananas increased by 92.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of additional 833 acres new banana farmland leases, and higher demand of banana in 2010. Sales of our tangerine oranges increased by 92.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the three months ended June 30, 2009 our sales had decreased significantly due to a fruit insect disease which affected sales of our tangerine oranges during the period. This disease did not affect our tangerine oranges during the three months ended June 30, 2010.

Our sales volume increased by an aggregate of 6,257 tons in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 because we leased an additional 3,222 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas during the second half of 2009 and the first quarter of 2010.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights, Our cost of sales increased approximately $7.4 million, or 37.6%, to approximately $26.9 million in the three months ended June 30, 2010 from approximately $19.6 million in the three months ended June 30, 2009, reflecting increased purchases of produce and higher levels of amortization reflecting additional land leases, in the second quarter of 2010.

Gross Profit and Gross Margin. Our gross profit increased 28.5%, from $2.2 million in the quarter ended June 30, 2009 to $2.8 million for the quarter ended June 30, 2010. Our gross margin decreased from 10.16% in the three months ended June 30, 2009 to 9.55% in the three months ended June 30, 2010 due to higher increased amortization of land use rights than the increased volume and prices for our fruits.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense, and depreciation. These expenses decreased to approximately $0.29 million, or 43.7%, from approximately $0.37 million in the three months ended June 30, 2010 from approximately $0.66 million in the three months ended June 30, 2009. As a percentage of sales, selling expenses decreased to 1.26% in the three months ended June 30, 2010 from 3.05% in the three months ended June 30, 2009 because in 2010 we paid sales bonuses for the second quarter only while in 2009 we paid sales bonuses for the first half of the year.

General and Administrative Expenses. Our general and administrative expenses are comprised of trip expense, office expense, research and development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company. These expenses increased by approximately $0.11 million, or 43.3%, to approximately $0.35 million in the three months ended June 30, 2010 from approximately $0.25 million in the three months ended June 30, 2009. As a percentage of sales, administrative expenses increased to 1.19% in the three months ended June 30, 2010 as compared to 1.13% in the three months ended June 30, 2009 due to increased advisor fees and technical training fees.

Salary & Wages. Our salary & wages expenses increased by approximately $0.09 million, or 69.5%, to approximately $0.21 million in the three months ended June 30, 2010 from approximately $0.12 million in the three months ended June 30, 2009. As a percentage of sales, salary & wages expenses increased to 0.71% in the three months ended June 30, 2010 as compared to 0.57% in the three months ended June 30, 2009 due to increased salary.

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We did not incur any stock compensation for the three months ended June 30, 2009. The $0.59 million stock compensation for the three months ended June 30, 2010 represents the fair value of the shares that were issued in the quarter and which vested during the quarter. The value of the unvested shares is reflected as deferred compensation on our balance sheet and it will be reflected in income as the shares vest. The remaining shares vest in equal installments in the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011.

Other income. Other income in 2010 includes $2,626,863 in change of derivative liability compared to $25,471 for the three-month period ended June 30, 2009, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, was primarily driven by a decline in the Company’s stock price during this period, which had the effect of decreasing the amount of the derivative liability. The stock prices used in computing the value of the derivative were $0.35 for March 31, 2010 and $0.25 for June 30, 2010,

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2009 and 2010, we did not incur any income tax liability in 2009or 2010.

Net Income. As a result of the factors described above, our net income increased approximately $2.48 million, or 170 % to approximately $3.94 million or $0.03 per share (basic) and $0.02 per share (diluted) in the three months ended June 30, 2010 from $1.46 million , or $0.02 per share (basic and diluted) for the in the same period of 2009.

Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the key components of our results of operations for the three months ended June 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

	Six Months Ended June 30,
	2010			2009
	U.S. Dollars	% of		U.S. Dollars	% of
	(thousands)	Sales		(thousands)	Sales
Sales	$63,327			$40,306
Cost of Sales	56,560	89.31%		36,146	89.68%
Gross Profit	6,767	10.69%		4,160	10.32%
Operating Expenses
Selling Expenses	1,454	2.30%		888	2.20%
Administrative Expenses	797	1.26%		1,055	2.62%
Salary & Wages	421	0.66%		255	0.63%
Stock Compensation	588	0.93%
Operating Income	3,507	5.54%		1,962	4.87%
Interest Expenses	2	0%		(23)	(0.06%	)
Change in derivative liability	354	0.56%		(13)	(0.03%	)
Others, net	(5)	(0.01%	)
Total Other Income	352	0.56%		(36)	(0.09%	)
Income Before Income Taxes	3,858	6.09%		1,927	4.78%
Net income	3,858	6.09%		1,927	4.79%
Deemed preferred stock dividends	(350)	(0.55%	)	-	-
Foreign Currency translation gain (loss)	185	0.29%		(167)	(0.41%	)
Comprehensive income	$3,694	5.83%		1,759	4.36%

Sales. Sales increased approximately $23.02 million, or 57.1%, to approximately $63.33 million in the six months ended June 30, 2010 from approximately $40.31 million in the same period last year.

Sales of our Fuji apples increased by 55.5% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.79.0 % of this increase is attributable to increased sales volume and 21.0% is attributable to increases in the average sales price because our apples were of a higher quality which resulted in an increased sales price. Sales of our emperor bananas increased by 105.5 % in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of additional 833 acres new banana farmland leases, and higher demand for bananas in 2010. Sales of our tangerine oranges increased by 30.6% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2009 our sales had decreased significantly due to a fruit insect disease which affected sales of our tangerine oranges during the period. This disease did not affect our tangerine oranges during the three months ended June 30, 2010.

Our sales volume increased by an aggregate of 20,344 tons in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 because we leased an additional 3,222 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas during the second half of 2009 and the first quarter of 2010.

Cost of Sales. Our cost of sales increased approximately $20.41 million, or 56.5%, to approximately $56.6 million in the six months ended June 30, 2010 from approximately $36.1 million in the six months ended June 30, 2009, reflecting increased purchases of produce and higher levels of amortization reflecting additional land leases, in the first half of 2010.

Gross Profit and Gross Margin. Our gross profit increased approximately $2.61 million to approximately $6.77 million in the six months ended June 30, 2010 from approximately $4.16 million in the same period last year. Gross margin was 10.69 % and 10.32% for the six months ended June 30, 2010 and 2009, respectively. Our gross margin was relatively stable since it is largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the six months ended June 30, 2010 and 2009.

Selling Expenses. Our selling expenses increased approximately $0.57 million, or 63.7%, to approximately $1.45 million in the six months ended June 30, 2010 from approximately $0.89 million in the same period last year. As a percentage of sales, selling expenses increased to 2.3 % in the six months ended June 30, 2010 from2.2% in the same period of 2009. Selling expenses increased due to increased salary expenses, promotion expenses and bonuses related to increased sales.

Administrative expenses. Our administrative expenses decreased approximately $0.26 million, or 24.4%, to approximately $0.79 million in the six months ended June 30, 2010 from approximately $1.05 million in the six months ended June 30, 2009. As a percentage of sales, administrative expenses decreased to 1.26 % in the six months ended June 30, 2010, as compared to 2.62% in the same period last year. During the first quarter of 2009, we incurred significant expenses relating to the reverse acquisition transaction in January 2009 The decrease in expenses relating to the reverse acquisition was partially offset by increased expenses resulting from our status as a public company.

Salary & Wages. Our salary & wages expenses increased by approximately $0.17 million, or 65.1%, to approximately $0.42 million in the six months ended June 30, 2010 from approximately $0.25 million in the six months ended June 30, 2009. As a percentage of sales, salary & wages expenses increased to 0.66% in the six months ended June 30, 2010 as compared to 0.63% in the six months ended June 30, 2009 due to increased salary.

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We did not incur any stock compensation for the six months ended June 30, 2009. The $0.59 million stock compensation for the six months ended June 30, 2010 represents the fair value of the shares that were issued in the second quarter and which vested during that quarter. The value of the unvested shares is reflected as deferred compensation on our balance sheet and it will be reflected in income as the shares vest. The remaining shares vest in equal installments in the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011.

Other Income (Expense). Other income in 2010 includes $354,382 in change of derivative liability compared to ($13,329) as of June 30, 2009, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the absence of change in our stock price, which was $0.25 at both December 31, 2009 and June 30, 2010.

Income Before Income Taxes. Income before income taxes increased approximately $1.93 million, or 100%, to approximately $3.86 million in the six months ended June 30, 2010, from approximately $1.93 million in the same period of 2009. Income before income taxes as a percentage of sales increased to 6.09% in the six months ended June 30, 2010, from 4.78% in the same period last year. Such increase was based on the factors described above.

Net Income Applicable to Common Stockholders. During the six months ended June 30, 2010, we recognized a $350,000 deemed preferred stock dividend, reflection the amount by which the fair value of the preferred stock exceeded the value of the underlying common stock. As a result of the factors described above, our net income applicable to common stockholders was $3.51 million, or $0.03 per share (basic) and $0.02 per share (diluted) for the six months ended June 30, 2010, as compared with $1.93 million, or $0.02 per share (basic and diluted) for the same period of 2009.

Liquidity and Capital Resources

General

Historically, our primary capital needs have been to fund our working capital requirements and leases of farmland, and our primary sources of funds have been cash generated from operations. We raised approximately $4.53 million in the six months ended June 30, 2010 pursuant to several private placements, which funds are being used to finance the construction of our green food hub and acquire additional lands to increase our stock of Fuji apples and emperor bananas. We expect that anticipated cash flows from operations and loans from related parties will be sufficient to fund our current operations through at least the next twelve months, provided that:

  We generate sufficient business so that we are able to generate substantial profits, which cannot be assured; and

  We are able to generate savings by improving the efficiency of our operations.

However, we anticipate that the total investment to launch our green foods business will be $18 million in total, of which $8 million has been paid to date. We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub and launch our new green foods business. Furthermore, if available liquidity is not sufficient to meet our operating requirements, our plans include considering pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

As of June 30, 2010, cash and cash equivalents were $4,054,824, as compared to $1,987,616 at December 31, 2009.

Cash Flow for six months ended June 30, 2010 as compared to the six months ended June 30, 2009

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months Ended June
	30,
	2010	2009
Net cash provided by (used in) operating activities	$1,005	$2,689
Net cash (used in) investing activities	(3,299)	(3,077)
Net cash provided by (used in) financing activities	4,264	471

Operating Activities

Net cash provided by operating activities was approximately $1.01 million in the six months ended June 30, 2010, as compared to $2.69 million net cash used in operating activities in the six months ended June 30, 2009. The reason for this decrease is that the Company paid $4.02 million as advances to suppliers.

Investing Activities

Net cash used in investing activities was approximately $3.3 million in the six months ended June 30, 2010, as compared to $3.08 in the six months ended June 30, 2009, which was spent on land using rights.

Financing Activities

Net cash provided by financing activities was approximately $4.26 million in the six months ended June 30, 2010, as compared to net cash provided by financing activities of $0.47 million in the six months ended June 30, 2009, reflecting the money we raised in private placements and related option exercises from August 2009 through June 2010.

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

Fair Value Measurements And Financial Instruments

We determine the fair value of financial instruments in accordance with standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in GAAP. Fair value involves significant estimates impacts the financials in many areas such as derivatives, stock comp and deferred compensation. These estimates can have significant impact on our financial statements based on the assumptions we use. See Note 7 to the consolidated financial statements for further information regarding our derivative and stock option positions.

Foreign Currency Translation – We use United States dollars for financial reporting purposes, and it is our functional currency. Our subsidiaries maintain their books and records in their functional currency -RMB, which is currency of China, where all of our operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate on the balance sheet date, shareholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Fong, our Chairman, who is acting as our principal executive officer and Ms. Yong Qing Ma, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Fong and Ms. Ma concluded that as of June 30, 2010, our disclosure controls and procedures were not effective.

On August 23, 2010, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, respectively, and Quarterly Reports for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, and September 30 and June 30, 2008, respectively, should not be relied upon due to the following:

  The Company improperly allocated, for financial statement purposes, the proceeds received in connection with the April 2008 debt financing transaction and the August and December 2009 and January 2010 preferred stock financing transactions (collectively, “the financings”). The restated financial statements include the effects of properly allocating the financing proceeds between (1) the debt or preferred stock, as applicable, (2) any derivative liabilities associated with warrants for the purchase of common stock, and (3) any beneficial conversion features (“BCF”), as a component of additional paid-in capital, which allow the debt and preferred shareholders to convert their investment into the Company’s common stock on favorable terms.

  Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement will be reported in the in the 2009 income statement as described, beginning with the restated annual financial statements for 2009 and 2008, and in the restated September 30, 2010 10-Q filing. The settlement occurred in August 2009, and therefore does not affect the income statements presented. However, the accompanying balance sheets appropriately reflect the impact of settlement.

  Certain warrants containing variable exercise terms associated with the financings were reported as a component of paid-in capital instead of properly reflecting them as a derivative liability at fair value, with changes in fair value reported in the income statement each period. The restated financial statements include the effects of reporting the derivative liabilities and their associated changes in value correctly.

  A BCF was inappropriately recorded as a debt discount on the April 2008 financing in addition to being amortized over the subsequent 12 months with a charge to expense. Furthermore, separate BCFs associated with the December 2009 and January 2010 preferred stock financings were erroneously omitted due to a misallocation of proceeds for financial statement purposes. The restated financial statements include the effects of allocating financing proceeds to the applicable BCFs by recording a preferred stock discount with a credit to additional paid-in capital. The discounts were then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

  Earnings per share has been restated to include the effects of the restated financial statements

The Company has restated its income statement and statements of cash flows for the quarter ended June 30, 2009 in this Form 10-Q. The Company will restate its financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, and September 30 and June 30, 2008, respectively.

The Company intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that its financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2010, other than as reflected in this Item 4, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION

Date: August 27, 2010	By: /s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 27, 2010	By: /s/ Yong Qing Ma
Yong Qing Ma, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)