Form 10-Q/A
period 2009-03-31
Sino Green Land Corp
filed 2010-10-27
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(AMENDMENT NO. 1)

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [ x ]

The number of shares outstanding of each of the issuer's classes of common stock, as of  September 30, 2010  is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,759,340

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2009 (Unaudited and Restated) and December 31, 2008 (Restated)	5
	Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended March 31, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-22
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	31
ITEM 4.	CONTROLS AND PROCEDURES	31

	PART II OTHER INFORMATION
ITEM 6.	EXHIBITS.	34

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment to our quarterly report on Form 10-Q. We are amending this quarterly report to reflect restated financial statements following our determination that the financial statements previously filed with our annual report should not be relied upon for the reasons set forth in our report on Form 8-K, which was filed with the SEC on August 27, 2010.  As a result, we are also including a revised Item 4 “Controls and Procedures” to reflect the ineffectiveness of our internal controls, and a revised “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restated financial information.   Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
	MARCH 31,	DECEMBER 31,
	2009	2008
	( Unaudited & Restated)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$479,139	$544,860
Accounts receivable, net	187,740	200,731
Due from related parties	356,063	352,799
Inventories	6,733	16,931
Other current assets	346,896	58,045
Total Current Assets	1,376,571	1,173,366

Property and Equipment, net	120,269	139,765

Advances	485,153	497,568

Long-term Prepayments	17,010,390	16,258,707
Total Assets	$18,992,382	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$997,611	$1,529,786
Advances from customers	56,357	56,443
Due to related parties	1,108,899	129,444
Convertible debenture	360,710	360,710
Derivative liability	379,066	340,266
Total Current Liabilities	2,902,644	2,416,650

Shareholders' Equity
Common stock, $0.001 par value, 780,000,000 shares authorized, 83,314,851and 81,648,554 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	83,315	81,649
Additional paid in capital	4,917,686	4,919,351
Other comprehensive income	1,049,032	1,075,973
Retained earnings	10,039,705	9,575,783
Total shareholders' equity	16,089,738	15,652,756

Total Liabilities and Stockholders' Equity	$18,992,382	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
	(Restated)
Sales	$18,530,563	$7,842,711

Cost of goods sold	16,407,579	6,793,365

Gross profit	2,122,984	1,049,346

Operating expenses
Selling expenses	399,055	220,806
General and administrative expenses	936,952	90,320
Total operating expenses	1,336,007	311,126

Operating income	786,977	738,220

Other income(expense)
Interest expenses (income)	(22,500)	377
Change in derivative liability	(38,800)
Others, net	(261,755)
Total other income (expense)	(323,055)	377

Net income	463,922	738,596

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(26,941)	31,510

Comprehensive income	$436,981	$770,106
Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average number of shares outstanding
Basic	83,314,851	81,648,554
Diluted	83,866,207	81,648,554

 The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	MARCH 31,
	2009	2008
Cash flows from operating activities	(Restated)	(Restated)
Net income	$463,922	$738,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	21,010	17,057
Amortization	174,850	1,127
Change in derivative liability	38,800
Decrease / (Increase) in current assets
Accounts receivable	12,679	73,007
Inventories	10,168	13,755
Other current assets	(288,803)	(3,256)
Advances	11,652	-
Long-term prepaid expense	(950,916)	(458,456)
Increase (decrease) in current liabilities
Accounts payable & accrued expense	(477,268)	(60,470)
Advances from customer	-	(46,856)
Tax payables	509	943
Other payables	(55,344)	48,571

Net cash provided by (used in) operating activities	(1,038,741)	324,017
Cash flows from investing activities
Acquisition of plant, property, and equipment	(1,736)	(885)
Net cash provided by (used in) investing activities	(1,736)	(885)
Cash flows from financing activities
Proceeds from related parties	975,603	13,115
Net cash provided by financing activities	975,603	13,115

Effect of exchange rate change on cash and cash equivalents	(847)	38,067

Net increase in cash and cash equivalents	(65,721)	374,315

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$479,139	$817,361
Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-

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

The Company, through its Chinese operating subsidiaries and a variable interest entity, is engaged in the wholesale distribution, marketing and sales of premium fruits through wholesale centers and to supermarkets in China.

On January 15, 2009, the Company entered into a share exchange agreement with Organic Region Group Limited (“Organic Region”), its stockholders and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”), and Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Pursuant to the share exchange agreement and a related agreement with the Company’s two former principal stockholders:

•
The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of our outstanding stock, in exchange for all of the capital stock of Organic Region; and

•
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

The Company has an exclusive agreement with Xiong Luo, who is one of the Company’s senior executive officers and the owner and holder of the business license for Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Pursuant to this agreement, Organic Region provides consulting services, including business operations, human resources and research and development services, to Mr. Luo with respect to Guangzhou Greenland to enable Guangzhou Greenland to operate the fruit trading business in China. In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland. The agreement gave the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise voting power to the person appointed by the Company. Guangzhou Greenland is considered a variable interest entity under ASC 810 (Originally issued as FIN 46R), and its financial statements are included in our consolidated financial statements. Substantially all of the Company’s revenue is derived from the business of Guangzhou Greenland.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements (see note 12 for a description of the r estatement) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008, as restated. See Note 12 . The results of the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Advances

As of March 31, 2009 and December 31, 2008, the advances of the Company amounted to $485,153 and $497,568, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $6,733 and $16,931 as of March 31, 2009 and December 31, 2008, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2008, or the period ended March 31, 2009.

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

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi ( RMB ), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. Management does not believe this pronouncement will have a material effect on financial statements.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP will be effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF to have a material effect on financial statements.

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

On March 31, 2009, the Company entered into a verbal agreement with the Majority Stockholders, pursuant to which the Company paid the Majority Stockholders $250,000, or one-half, of the principal amount due under the n otes and agreed to pay them the remaining $250,000 on or before April 30, 2009, without penalty. Subsequently, the Company paid $250,000 on April 27, 2009.

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

The details of Long-term prepayments are listed below as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Long-term prepayment –Cost	$18,375,280	$17,450,561
Accumulated amortization	(1,364,890)	(1,191,854)
Net	$17,010,390	$16,258,707

Amortization expenses for the three month periods ended March 31, 2009 and 2008 were $776,066 and $528,461 respectively.

Amortization expenses for the next five years after March 31, 2009 are as follows:

2010	$735,011
2011	735,011
2012	735,011
2013	735,011
2014	735,011
After	13,335,534
Total	$17,010,390

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$783,356	$804,437
Accrued payroll	61,499	90,916
Accrued expenses	131,155	557,692
Other payable	21,602	76,741
	$997,611	$1,529,786

7. SHORT-TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region, which was then a privately-owned company, issued for $500,000 its one-year 18% convertible notes with common stock warrants in the total amount of $500,000.  Upon the completion of the reverse acquisition the Company assumed the notes and related warrant obligations. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000.

As of March 31, 2009, the Company had not raised $3,000,000 in financing, so the exercise price and the number of shares issuable upon exercise of the warrants had not been determined at March 31, 2009.

As of December 31, 2008, $340,266 was recorded as the warrant liability and $360,710 was recorded as the convertible debt on the balance sheet.  As of March 31, 2009, the warrant liability and convertible debt were $379,066 and $360,710, respectively.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Warrants

At December 31, 2008 and March 31, 2009, there were outstanding warrants to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000.   The warrants were assumed by the Company in connection with the reverse acquisition described in Note 1.  As of March 31, 2009, the Company had not raised $3,000,000 in financing, so the exercise price and the number of shares issuable upon exercise of the warrants had not been determined at March 31, 2009.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	3/31/2009
Liabilities:
Derivative instruments - Warrants	$—	$379,066	$—	$379,066
Total	$—	$379,066	$—	$379,066

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) that are reported as a liability was calculated using the Black Scholes model with the following assumptions:

	Organic Region Warrants
	March 31,	December 31,
	2009	2008
Market price of common stock:	$0.10	$0.09
Exercise price:	$0.098	$0.098
Expected term (years):	5.0	5.0
Dividend yield:	–	–
Expected volatility:	98.25%	112.01%
Risk-free interest rate:	1.50%	1.50%

As of March 31, 2009, none of the warrants had been exercised.

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

The income tax rate of Xiong Luo, with respect to Guangzhou Greenland , which is part of consolidated financial statement as of March 31, 2009 and December 31, 2008 as a VIE under ASC 810-10 (Originally issued as FIN 46R), is 1.8% of the fixed income amount accounted by the local national tax bureau in which he conducts the businesses.

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

	2009		2008
Tax rate in BVI	0%		0%
Foreign income tax - PRC	25%		33%
Exempt from income tax	(25	% )	(33	% )
Foreign income tax – PRC(VIE)	1.8%		1.8%
Exempt from income tax due to special tax policies	(1.8	% )	(1.8	% )
Tax expense at actual rate	0%		0%

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
$320,502

12 . RESTATEMENT OF FINANCIAL STATEMENTS

On August 23, 2010, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, respectively, should not be relied upon due to the following:

•
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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements for 2009. The settlement occurred in August 2009, and therefore does not affect the March 31, 2009 income statement presented herein. However, the accompanying balance sheets appropriately reflect the impact of the proper allocation of proceeds to the debt as of March 31, 2009, and its ultimate settlement is appropriately reflected in the December 31, 2009 financial statements, as restated.

•
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

•
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

•	Earnings per share has been restated to include the effects of the restated financial statements

The Company’s management has determined that as a result of such accounting matters, its reported net income was understated by $108,693 for the three months ended March 31, 2009, overstated by 3,529,126 for the year ended December 31, 2009 and understated by $112,650 for the year ended December 31, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three months ended March 31, 2009 as restated and as initially reported in the Company’s Reports on Form 10-Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of March 31, 2009 and December 31, 2008.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three months ended March 31, 2009

	Three months ended March 31, 2009
	As Reported	As Restated
INCOME STATEMENT:
Sales	$18,530,563	$18,530,563
Cost of goods sold	16,407,579	16,407,579
Gross profit	2,122,984	2,122,984

Operating expense:
Selling expenses	399,055	399,055
General & administrative expenses	936,952	936,952
Total operating expenses	1,336,007	1,336,007
Operating income	786,977	786,977

Other income/(expense):
Other income (expense), net	(284,248)	(261,755)
Interest expense	(22,500)	(22,500)
Beneficial conversion feature expense	(125,000)	-
Change in derivative liability	-	(38,800)
Total other income/(expense)	(431,748)	(323,055)

Net income	355,229	463,922
Other comprehensive loss:
Foreign currency translation gain/(loss)	(26,941)	(26,941)
Comprehensive income (loss)	$328,288	$436,981

Net income (loss) per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of shares outstanding
Basic	83,314,851	83,314,851
Diluted	83,866,207	83,866,207

As of March 31, 2009 and December 31, 2008

	As Reported	As Restated	As Reported	As Restated
	3/31/2009	3/31/2009	12/31/2008	12/31/2008
BALANCE SHEET:
Convertible debenture	$461,120	$360,710	$313,627	$360,710

Derivative liability		379,066		340,266

Additional Paid-in Capital	5,417,686	4,917,686	5,419,351	4,919,351

Retained earnings	9,818,362	10,039,705	9,463,133	9,575,783

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this quarterly report. The following discussion includes forward-looking statements.

Statements in this quarterly report include “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended December 31, 2009, which includes restated financial statements for the years ended December 31, 2009 and 2008. In addition, such statements could be affected by risks and uncertainties related to the effects of our restatement of our financial statements, weather and natural disasters, our ability to conduct business in the PRC, product demand, including the demand for fruit and vegetable products, our ability to develop and maintain good relations with local cooperative suppliers, our ability to raise any financing which we may require for our operations, including financing for our green produce hub, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report.

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

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 12 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three months ended March 31, 2009 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008. As a result, our net income, as originally reported, was understated by $108,693 for the three months ended March 31, 2009

Results of Operations

Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth the key components of our results of operations for the three months ended March 31, 2009 and 2008, in thousands of U.S. dollars and as a percentage of sales (dollars in thousands):

	Three Months Ended March 31,
	2009 (Unaudited and Restated)		2008 (Unaudited)
		% of		% of
	Dollars	Sales	Dollars	Sales
Sales	$18,531		$7,843
Cost of Sales	16,408	88.5%	6,793	86.6%
Gross Profit	2,123	11.5%	1,049	13.4%
Operating Expenses
Selling Expenses	399	2.2%	221	2.8%
Administrative Expenses	937	5.1%	90	1.2%
Operating Income	787	4.2%	738	9.4%
Interest Expenses	(23)	(0.1%)
Change in derivative liability	(39)	(0.2%)
Other (expense), net	(262)	(1.4%)
Income Before Income Taxes	464	2.5%	739	9.4%
Net income	464	2.5%	739	9.4%
Foreign Currency translation gain (loss)	(27)	(0.1%)	32	0.4%
Comprehensive income	437	2.4%	770	9.8%

Sales. Sales increased approximately $10.7 million, or 136.28%, to approximately $18.5 million in the three months ended March 31, 2009 from approximately $7.8 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first quarter of 2009, as compared to the same period in 2008 because we cultivated an additional 28,000 mu (1 acre=6 mu) of land. This additional production contributed an additional $5.9 million in sales.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights.  Our cost of sales increased approximately $9.6 million, or 141.52%, to approximately $16.4 million in the three months ended March 31, 2009 from approximately $6.8 million in the three months ended March 31, 2008. This increase was mainly due to increased production that resulted from the favorable weather and the increase in land area on which our products are produced.

Gross Profit and Gross Margin. Our gross profit increased approximately $1.1 million to approximately $2.1 million in the three months ended March 31, 2009 from approximately $1.0 million in the same period last year.

Gross profit was 11.46% and 13.38% for the three months ended March 31, 2009 and 2008, respectively. Our gross margin was relatively stable since it's largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the first quarters of 2008 and 2009.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense, and depreciation. Our selling expenses increased almost $0.2 million, or 80.73%, to approximately $0.4 in the three months ended March 31, 2009 from slightly more than $0.2 million in the same period last year. Our selling expenses increased with the increases in production from quarter to quarter. However, as a percentage of sales, we were able to decrease our selling expenses as a percentage of sales to 2.2% in the three months ended March 31, 2009 from 2.8% in the same period of 2008.

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

Interest Expense.  The interest expense was $22,500 in the three months ended March 31, 2009 compared to $377 in the same period in 2008.  The interest expense in 2009 reflected the $500,000 convertible debentures we issued in April 2008.

Change in derivative liability.  Change of derivative liability was $38,800 in the three months ended March 31, 2009 compared to $0 in 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the increase in our stock price, which was $0.10 at March 31, 2009 and $0.09 at December 31, 2008.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2008 and 2009, we did not incur any income tax liability in 2008 or 2009.

Net Income. As a result of the factors described above, our net income decreased approximately $0.3 million to approximately $0.5 million or $0.01 per share (both basic and diluted) in the three months ended March 31, 2009 from $0.7 million , or $0.01 per share (basic and diluted) for the in the same period of 2008.

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

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(1,039)	$324
Net cash used in investing activities	(2)	(1)
Net cash provided by (used in) financing activities	976	13
Net cash flows	(66)	374

Operating Activities

Net cash used in operating activities was approximately $ 1.0 million in the three months ended March 31, 2009, a decrease of approximately $ 1.3 million, from approximately $ 0.3 million in net cash provided by operating activities in the same period last year. Such decrease of net cash provided by operating activities was primarily attributable to Organic Region’s payment of liabilities incurred by Guangzhou Organic and to increases in accounts payable and accrued selling expenses, and long-term prepaid expense for land leases .

Investing Activities

Our cash used in investing activities primarily consists of payments related to the acquisition or sale of property, plant and equipment.

Net cash used for investing activities in the three months ended March 31, 2009 and 2008 was approximately $ 1,736 and $ 885 , respectively.

Financing Activities

Net cash generated by financing activities in the three months ended March 31, 2009 totaled approximately $ 1.0 million, compared to approximately $ 13,115 in the same period last year. The difference in the cash generated by financing activities for 2009 and 2008 is attributable to loans from related parties on January 15, 2009 disclosed elsewhere herein, which was used for cash consideration and the payment of administrative expenses in connection with the reverse acquisition transaction.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo , our chief executive officer and Ms. Huasong Sheena Shen , our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 . For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of March 31, 2009, our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2008 or March 31, 2009.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively, should not be relied upon due to the following:

•
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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements for 2009. The settlement occurred in August 2009, and therefore does not affect the income statements presented. However, the accompanying balance sheets appropriately reflect the impact of settlement.

•
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

•
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

•	Earnings per share has been restated to include the effects of the restated financial statements

We have restated its our balance sheet at March 31, 2009 and our income statement for the three months quarter ended March 31, 2009 and our statements of cash flows for the three months quarter ended March 31, 2009 and 2008 in this Form 10-Q. Our balance sheet at December 31, 2008 is restated in our annual report on Form 10-K/A, amendment no. 2, and is included in this Form 10-Q. The Company will restate its financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively.

We intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, other than as reflected in this Item 4 and our restated financial statements , there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION

Date: October 27 , 2010	By: /s/ Xiong Luo
Xiong Luo , Chief Executive Officer
(Principal Executive Officer)

Date: October 27 , 2010	By: /s/ Huasong Sheena Shen
Huasong Sheena Shen , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)