Form 10-Q/A
period 2009-06-30
Sino Green Land Corp
filed 2010-10-27
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 1)

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [ x ]

The number of shares outstanding of each of the issuer's classes of common stock, as of  September 30, 2010  is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,759,340

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of June 30, 2009 (Unaudited and Restated) and December 31, 2008 (Restated)	5
	Consolidated Statements of Income and Other Comprehensive Income for the Three Months and Six Months Ended June 30, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-24
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	34
ITEM 4.	CONTROLS AND PROCEDURES	34

	PART II OTHER INFORMATION
ITEM 6.	EXHIBITS.	37

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

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	JUNE 30,	DECEMBER 31,
	2009	2008
	(Unaudited & Restated)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$627,605	$544,860
Accounts receivable, net	225,852	200,731
Due from related parties	241,574	352,799
Inventories	15,501	16,931
Advances	485,344	497,568
Other current assets	333,929	58,045
Total Current Assets	1,929,805	1,173,366

Property and Equipment, net	99,841	139,765

Long-term Prepayments	18,891,915	16,258,707
Total Assets	$20,921,561	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,087,064	$1,529,786
Advances from customers	48,739	56,443
Due to related parties	384,501	129,444
Due to shareholders	105,047	-
Convertible debenture	360,710	360,710
Derivative liability	314,795	340,266
Total Current Liabilities	3,300,857	2,416,650

Shareholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 87,480,593 and 81,648,554 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	87,481	81,649
Additional paid in capital	5,083,387	4,919,351
Other comprehensive income	908,745	1,075,973
Retained earnings	11,541,091	9,575,783
Total shareholders' equity	17,620,704	15,652,756

Total Liabilities and Stockholders' Equity	$20,921,561	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$21,775,636	$22,168,860	$40,306,199	$30,011,571

Cost of goods sold	19,563,887	19,648,340	36,146,317	26,441,705

Gross profit	2,211,749	2,520,520	4,159,882	3,569,866

Operating expenses
Selling expenses	663,933	305,668	888,137	526,474
General and administrative expenses	372,528	644,797	1,309,480	735,117
Total operating expenses	1,036,461	950,465	2,197,617	1,261,591

Operating income	1,175,288	1,570,055	1,962,265	2,308,275

Other income(expense)
Interest expenses (income)	-	(17,027)	(22,500)	(16,650)
Change in derivative liability	64,271	(263,320)	25,471	(263,320)
Others, net	261,827	(453)	72	(453)
Total other income (expense)	326,098	(280,800)	3,043	(280,423)

Net income	1,501,386	1,289,255	1,965,308	2,027,852

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(140,287)	90,995	(167,228)	122,505

Comprehensive income	$1,361,099	$1,380,250	$1,798,080	$2,150,357
Net income per share
Basic	$0.02	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02	$0.02
Weighted average number of shares outstanding
Basic	85,466,388	81,648,554	84,396,563	81,648,554
Diluted	86,017,744	81,648,554	84,947,919	81,648,554

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	JUNE 30,
	2009	2008
Cash flows from operating activities	(Restated)	(Restated)
Net income	$1,965,308	$2,027,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	42,088	40,484
Amortization	423,991	137,975
Debt issuance cost	-	106,899
Change in derivative liability	(25,471)	263,320
Decrease / (Increase) in current assets
Accounts receivable	(25,338)	(51,182)
Inventories	1,410	15,828
Other current assets	(275,851)	(95,741)
Advances	11,658	(30,475)
Long-term prepaid expense	(3,074,581)	(3,046,707)
Increase (decrease) in current liabilities
Accounts payable & accrued expense	(422,913)	(100,096)
Advances from customer	(7,638)	48,602
Tax payables	1,031,302	(473)
Other payables	(29,234)	346,549

Net cash provided by (used in) operating activities	(385,267)	(337,165)
Cash flows from investing activities
Acquisition of plant, property, and equipment	(2,336)	(3,771)
Net cash used in investing activities	(2,336)	(3,771)
Cash flows from financing activities
Proceeds from (payment to) issuance of convertible notes net of offering cost	-	393,101
Proceeds from short-term loan		399,362
Proceeds from loan from related parties	471,016	(79,647)
Net cash provided by financing activities	471,016	712,816
	-
Effect of exchange rate change on cash and cash equivalents	(668)	22,329
	-
Net increase in cash and cash equivalents	82,745	394,209

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$627,605	$837,255
Supplement disclosure of cash flow information
Interest expense paid	$-	$53
Income taxes paid	$-	$-

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements (see note 13 for a description of the restatement) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008, as restated. See Note 13. The results of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Advances

As of June 30, 2009 and December 31, 2008, the advances amounted to $485,344 and $497,568, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $6,733 and $16,931 as of June 30, 2009 and December 31, 2008, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2008, or the period ended June 30, 2009.

Derivative liability

The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and preferred stock offerings in 2008. The warrants are reported at fair value using the Black-Scholes model with changes in value reflected in earnings for the period.

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

	Six month period Ended
	June 30,
	2009	2008
Net Income available to common shareholders	$1,965	$2,028

Weighted average shares of common stock outstanding	84,397	81,649
Diluted effect of warrants, options, and preferred stock	551
Weighted average shares of common stock – diluted	84,948	81,649

Earnings per share – basic	$0.02	$0.02
Earnings per share -- diluted	$0.02	$0.02

	Three month period Ended
	June 30,
	2009	2008
Net Income available to common shareholders	$1,501	$1,289

Weighted average shares of common stock outstanding	85,466	81,649
Diluted effect of warrants, options, and preferred stock	551	-
Weighted average shares of common stock – diluted	86,018	81,649

Earnings per share – basic	$0.02	$0.02
Earnings per share -- diluted	$0.02	$0.02

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected in the number of diluted shares 551,356 for the six month period ended June 30, 2009.

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (RMB), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

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

Amortization expenses for the next five years after June 30, 2009 are as follows:

2010	$831,469
2011	831,469
2012	831,469
2013	831,469
2014	831,469
After	14,734,569
Total	$18,891,915

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Accounts payable	$433,663	$804,437
Accrued payroll	64,498	90,916
Accrued expenses	532,932	557,692
Other payable	1,055,971	76,741
	$2,087,064	$1,529,786

7. SHORT TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region, which was then a privately-owned company, issued for $500,000 its one-year 18% convertible notes with common stock warrants in the total amount of $500,000.  Upon the completion of the reverse acquisition, the Company assumed the notes and related warrant obligations. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000. The contingency regarding the warrants exercise was resolved and the warrants became exercisable on the completion of the financing. As of June 30, 2009, the Company had not raised $3,000,000 in financing, so the exercise price and the number of shares issuable upon exercise of the warrants had not been determined at June 30, 2009.

The Company accrued $22,500 interest expenses for the said convertible notes as of June 30, 2009, which was due on maturity date of the notes per agreements. The note was extended to August 2009 and the princip al of the note was paid off in August 2009.

As of June 30, 2009, $314,795 was recorded as the warrant liability and $360,710 was recorded as the convertible debt on the balance sheet.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

In May 2009, the Company issued an aggregate of 4,165,742 shares in connection with the termination of two agreements which Organic Region had entered into on January 28, 2008.   Following the issuance of the shares, the Company had no further obligations under either of these agreements except for the Company’s obligation to pay an amount equal to 2% of the gross proceeds of any sales of securities, convertible debentures, or any other financings, private or public, other than financings by commercial banks, by the Company of up to an aggregate of $15 million occurring after January 1, 2009.

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

The income tax rate of Xiong Luo, with respect to Guangzhou Greenland , which is part of consolidated financial statement as of June 30, 2009 and December 31, 2008 as a VIE under ASC 810-10 (Originally issued as FIN 46R), is 1.8% of the fixed income amount accounted by the local national tax bureau in which he conducts the businesses.

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

13. RESTATEMENT OF FINANCIAL STATEMENTS

On August 23, 2010, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon due to the following:

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements for 2009. The settlement occurred in August 2009, and therefore does not affect the June 30, 2009 income statement presented herein. However, the accompanying balance sheets appropriately reflect the impact of the proper allocation of proceeds to the debt as of June 30, 2009, and its ultimate settlement is appropriately reflected in the December 31, 2009 financial statements, as restated.

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

The Company’s management has determined that as a result of such accounting matters, its reported net income was overstated by $83,222 for the three months ended June 30, 2009 and $385,218 for the three months ended June 30, 2008, and understated by $25,471 for the six months ended June 30, 2009 and overstated by $385,218 for the six months ended June 30, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three and six months ended June 30, 2009 and 2008 as restated and as initially reported in the Company’s Reports on Form 10-Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of June 30, 2009 and December 31, 2008.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three and six months ended June 30, 2009

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$21,775,636	$21,775,636	$40,306,199	$40,306,199
Cost of goods sold	19,389,024	19,563,887	35,796,603	36,146,317
Gross profit	2,386,612	2,211,749	4,509,596	4,159,882

Operating expense:
Selling expenses	838,796	663,933	1,237,851	888,137
General & administrative expenses	372,528	372,528	1,309,480	1,309,480
Total operating expenses	1,211,324	1,036,461	2,547,331	2,197,617
Operating income	1,175,288	1,175,288	1,962,265	1,962,265

Other income/(expense):
Other income (expense), net	284,320	261,827	72	72
Interest expense			(22,500)	(22,500)
Beneficial conversion feature expense	125,000	-		-
Change in derivative liability		64,271		25,471
Total other income/(expense)	409,320	326,098	(22,428)	3,043

Net income	1,584,608	1,501,386	1,939,837	1,965,308
Other comprehensive loss:
Foreign currency translation gain/(loss)	(140,287)	(140,287)	(167,228)	(167,228)
Comprehensive income (loss)	$1,444,322	$1,361,099	$1,772,609	$1,798,080

Net income (loss) per share:
Basic	$0.02	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02	$0.02

Weighted average number of shares outstanding
Basic	85,466,388	85,466,388	84,396,563	84,396,563
Diluted	86,017,744	86,017,744	84,947,919	84,947,919

For the three and six months ended June 30, 2008

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$22,168,860	$22,168,860	$30,011,571	$30,011,571
Cost of goods sold	19,648,340	19,648,340	26,441,705	26,441,705
Gross profit	2,520,520	2,520,520	3,569,866	3,569,866

Operating expense:
Selling expenses	305,668	305,668	526,474	526,474
General & administrative expenses	537,898	644,797	628,218	735,117
Total operating expenses	843,566	950,465	1,154,692	1,261,591
Operating income	1,676,954	1,570,055	2,415,174	2,308,275

Other income/(expense):
Other income (expense), net	(453)	(453)	(453)	(453)
Interest expense	(2,027)	(17,027)	(1,650)	(16,650)
Change in derivative liability	-	(263,320)	-	(263,320)
Total other income/(expense)	(2,480)	(280,800)	(2,103)	(280,423)

Net income	1,674,473	1,289,255	2,413,070	2,027,852
Other comprehensive loss:
Foreign currency translation gain/(loss)	90,995	90,995	122,505	122,505
Comprehensive income (loss)	$1,765,469	$1,380,250	$2,535,576	$2,150,357

Net income (loss) per share:
Basic	$1.00	$0.02	$1.45	$0.02
Diluted	$1.00	$0.02	$1.45	$0.02

Weighted average number of shares outstanding
Basic	1,666,297	81,648,554	1,666,297	81,648,554
Diluted	1,666,297	81,648,554	1,666,297	81,648,554

As of June 30, 2009 and December 31, 2008

	As Reported	As Restated	As Reported	As Restated
	6/30 /2009	6/30 /2009	12/31/2008	12/31/2008
BALANCE SHEET:
Convertible debenture	$483,494	$360,710	$313,627	$360,710

Derivative liability		314,795		340,266

Additional Paid-in Capital	5,413,520	5,083,387	5,419,351	4,919,351

Retained earnings	11,402,970	11,541,091	9,463,133	9,575,783

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2010. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of June 30, 2009, we had paid a total of $20.4 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

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

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 13 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three and six months ended June 30, 2009 and 2008 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008. As a result, our net income, as originally reported, was overstated by approximately $83,222 for the three months ended June 30, 2009 and $385,218 for the three months ended June 30, 2008, and understated by $25,471 for the six months ended June 30, 2009 and overstated by $385,218 for the six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the key components of our results of operations for the three months ended June 30, 2009 and 2008, in dollars and as a percentage of sales (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
		% of			% of
	Dollars	Sales		Dollars	Sales
Sales	$21,776			22,169
Cost of Sales	19,564	89.84%		19,648	88.63%
Gross Profit	2,212	10.16%		2,521	11.37%
Operating Expenses
Selling Expenses	664	3.05%		306	1.38%
General & Administrative Expenses	373	1.71%		645	2.91%
Operating Income	1,175	5.40%		1,570	7.08%
Interest Expenses	-	-		(17)	(0.08	% )
Change in derivative liability	64	0.22%		(263)	(1.19	% )
Other (loss), net	262	1.20%		(0)	(0.00	% )
Income Before Income Taxes	1,501	6.89%		1,289	5.82%
Net income	1,501	6.89%		1,289	5.82%
Foreign Currency translation gain (loss)	(140)	(0.64	% )	91	0.41%
Comprehensive income	1,361	6.25%		1,380	6.23%

Sales. Sales decreased approximately $0.39 million, or 1.77%, to approximately $21.78 million in the three months ended June 30, 2009 from approximately $22.17 million in the same period last year. During the second quarter of 2008, we sold products that had been stored during the prior quarter due to heavy snow storms. As a result, sales were slightly higher in the second quarter of 2008 than 2009.

Cost of Sales. Our cost of goods sold is comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of goods sold decreased slightly to approximately $19.6 million in the three months ended June 30, 2009 from approximately $19.6 million in the three months ended June 30, 2008. This decrease was mainly due to decreased revenue in the three months ended June 30, 2009.

Gross Profit and Gross Margin. Our gross profit decreased approximately $0.3 million to approximately $2.2 million in the three months ended June 30, 2009 from approximately $2.5 million in the same period last year. Gross margin was 10.16% and 11.37% for the three months ended June 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determined by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the second quarters of 2008 and 2009.

Selling Expenses. Our selling expenses, which are comprised of transportation costs, salesmen salaries and rent expenses, increased approximately $0.2 million, or 117%, to approximately $0.7 million in the three months ended June 30, 2009 from approximately $0.3 million in the same period last year because bonuses payable to salesmen were drawn in advance to motivate salesmen during the three months ended June 30, 2009, which was not done in the same period last year.

General and Administrative Expenses. Our administrative expenses, which are comprised of salaries, travel expenses, audit fees, attorney's fees, advisory fees and depreciation expense decreased approximately $0.27 million to approximately $0.37 million in the three months ended June 30, 2009 from approximately $0.64 million in the three months ended June 30, 2008. As a percentage of sales, administrative expenses decreased to 1.71% in the three months ended June 30, 2009, as compared to 2.91% in the same period last year. The reason for the decrease is that our advisory fees in connection with the bridge loan fundraising conducted prior to the reverse merger transaction were lower during the second quarter of 2009 than the second quarter of 2008.

Interest Expense.  The interest expense was $0 in the three months ended June 30, 2009 compared to $17,027 in the three-month ended June 30, 2008.  The interest expense in 2008 reflected the $500,000 convertible debentures we issued in April 2008.

Change in derivative liability.  Change of derivative liability was an income of $64,271 in the three months ended June 30, 2009 compared to an expense of $263,320 in 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the fluctuations in our stock price.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2008 and 2009, we did not incur any income tax liability in 2008or 2009.

Net Income. As a result of the factors described above, our net income increased approximately $0.21 million to approximately $1.50 million or $0.02 per share (basic and diluted) in the three months ended June 30, 2009, from approximately $1.29 or $0.02 per share (basic and diluted) in the same period last year.

Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the key components of our results of operations for the three months ended June 30, 2010 and 2009, in dollars and as a percentage of sales (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
		% of			% of
	Dollars	Sales		Dollars	Sales
Sales	$40,306			$30,012
Cost of Sales	36,146	89.68%		26,442	88.11%
Gross Profit	4,160	10.32%		3,570	11.89%
Operating Expenses
Selling Expenses	888	2.20%		526	1.75%
General & Administrative Expenses	1,309	3.25%		735	2.45%
Operating Income	1,962	4.87%		2,308	7.69%
Interest Expenses	(23)	(0.06	% )	(17)	(0.06	% )
Change in derivative liability	25	0.06%		(263)	(0.88	% )
Others, net	0	0.00%		(0)	(0.00	% )
Total Other Income	3	0.01%		(281)	(0.93	% )
Income Before Income Taxes	1,965	4.88%		2,028	6.76%
Net income	1,965	4.88%		2,028	6.76%
Foreign Currency translation gain (loss)	(167)	(0.41	% )	123	0.41%
Comprehensive income	$1,798	4.46%		2,150	7.17%

Sales. Sales increased approximately $10.30 million, or 34.32%, to approximately $40.31 million in the six months ended June 30, 2009 from approximately $30.01 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first quarter of 2009, as compared to the same period in 2008 because we cultivated an additional 28,000 mu (1 acre=6 mu) of land. This additional production contributed an additional $5.9 million in sales.

Cost of Sales. Our cost of goods sold increased approximately $9.7 million to approximately $36.1 million in the six months ended June 30, 2009 from approximately $26.4 million in the six months ended June 30, 2008. This increase was mainly due to increased revenue during the six months ended June 30, 2009.

Gross Profit and Gross Margin. Our gross profit increased approximately $0.6 million to approximately $4.2 million in the six months ended June 30, 2010 from approximately $3.6 million in the same period last year. Gross margin was 10.32 % and 11.89% for the six months ended June 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the six months ended June 30, 2009 and 2008.

Selling Expenses. Our selling expenses increased approximately $0.4 million, or 68.7%, to approximately $0.9 million in the six months ended June 30, 2009 from approximately $0.5 million in the same period last year. As a percentage of net sales, selling expenses increased to 2.2% in the six months ended June 30, 2009 from 1.8% in the same period of 2008. Selling expenses increased because of increased sales in the first quarter of 2009 and because of the advancement of bonuses in the second quarter of 2009.

General and Administrative expenses. Our administrative expenses increased approximately $0.6 million to approximately $1.3 million in the six months ended June 30, 2009 from approximately $0.7 million in the six months ended June 30, 2008. As a percentage of net sales, administrative expenses increased to 3.25% in the six months ended June 30, 2009, as compared to 2.45% in the same period last year. Administrative expenses increased as a result of increased fees and expenses related to the reverse merger transaction that was consummated on January 15, 2009.

Interest Expense.  The interest expense was $22,500 in the six months ended June 30, 2009 compared to $17,027 in the same period of 2008.  The interest expense in both periods reflected the $500,000 convertible debentures we issued in April 2008.

Change in derivative liability.  Change of derivative liability resulted in income of $25,471 in the six months ended June 30, 2009 compared to an expense of $263,320 in the same period of 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the fluctuation in our stock price.

Net Income. As a result of the factors described above, our net income was $1.97 million, or $0.02 per share (basic and diluted) for the six months ended June 30, 2009, as compared with $2.03 million, or $0.02 per share (basic and diluted) for the same period of 2008.

Liquidity and Capital Resources

General

Historically, our primary capital needs have been to fund our working capital requirements and leases of farmland, and our primary sources of funds have been cash generated from operations. We expect that anticipated cash flows from operations and loans from related parties will be sufficient to fund our current operations through at least the next twelve months, provided that:

•	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured; and

•	We are able to generate savings by improving the efficiency of our operations.

As of June 30, 2009, cash and cash equivalents were $0.6 million, as compared to $0.5 million at December 31, 2008.

Cash Flow for six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months Ended June
	30,
	2009	2008
Net cash provided by (used in) operating activities	$(385)	$(337)
Net cash (used in) investing activities	(2)	(4)
Net cash provided by (used in) financing activities	471	713

Operating Activities

Net cash used in operating activities was approximately $0.4 million in the six months ended June 30, 2009, an increase of approximately $0.1 million, from approximately $0.3 million in net cash provided by operating activities in the same period last year.

Investing Activities

Net cash used for investing activities in the six months ended June 30, 2009 and 2008 was $2,336 and $3,771 , respectively.

Financing Activities

Net cash generated by financing activities in the six months ended June 30, 2009 totaled approximately $0.47 million, compared to approximately $0.71 million in net cash generated by financing activities in the same period last year. There were loans from related parties on January 15, 2009, which was used for cash consideration and the payment of administrative expenses in connection with the reverse acquisition transaction. The company borrowed a short-term loan in 2008 in addition to the issuance of a convertible debenture on April 23, 2008.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo , our chief executive officer and Ms. Huasong Sheena Shen , our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of June 30, 2009, our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2008 or June 30, 2009.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the years ended December 31, 2009, and Quarterly Reports for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively, should not be relied upon due to the following:

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement will be reported in the in the 2009 income statement as described, beginning with the restated annual financial statements for 2009, and in the restated September 30, 2009 10-Q filing. The settlement occurred in August 2009, and therefore does not affect the income statements presented in 2010. However, the accompanying balance sheets appropriately reflect the impact of settlement.

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

We have restated our balance sheet at June 30, 2009 and our income statement for the three and six months quarter ended June 30, 2009 and our statements of cash flows for the three and six months quarter ended June 30, 2009 and 2008 in this Form 10-Q. Our balance sheet at December 31, 2008 is restated in our annual report on Form 10-K/A, amendment no. 2, and is included in this Form 10-Q. The Company will restate its financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively.

We intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, other than as reflected in this Item 4 and our restated financial statements , there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION

Date: October 27, 2010	By: /s/ Xiong Luo
Xiong Luo , Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2010	By: /s/ Huasong Sheena Shen
Huasong Sheena Shen , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)