Form 10-K/A
period 2009-12-31
Sino Green Land Corp
filed 2010-10-27
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(AMENDMENT NO. 2)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 17,537,771.  As of June 30, 2009, no market value was computed based upon the fact that no active trading market was established

There were 147,759,340 shares of common stock outstanding as of September 30 , 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III is incorporated by reference from the Company’s definitive information statement which was filed with the Securities and Exchange Commission on May 27, 2010.

SINO GREEN LAND CORPORATION
FORM 10-K

For the Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

This annual report on Form 10-K is being filed as Amendment No. 2 to our Annual Report on Form 10-K which was originally filed on April 15, 2010 with the Securities and Exchange Commission and amended to include Part III information on April 30, 2010. We are amending this annual report to reflect restated financial statements following our determination that the financial statements previously filed with our annual report should not be relied upon for the reasons set forth in our report on Form 8-K, which was filed with the SEC on August 27, 2010.  As a result, we are also including a revised Item 9A “Controls and Procedures” to reflect the ineffectiveness of our internal controls, and a revised Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restated financial information.  We have also revised other portions of the annual report to reflect the restated financial information.  However, we have not updated the information in Part III, which is incorporated by reference from our definitive information statement which was filed with the Securities and Exchange Commission on May 27, 2010.  Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

PART I

Item 1. Business

Overview of Our Business

We are engaged in the sale and distribution of various fruits and vegetables in the People’s Republic of China, or the PRC.  To date, almost all of our revenues have been generated by sales of the following products:

•	Fuji apples;

•	Emperor bananas; and

•	Tangerine oranges.

Historically, Fuji apples have been our main profit centers, comprising 87% and 85% of our revenues in 2008 and 2009, respectively.  Emperor bananas and tangerine oranges have been the only other products that have generated meaningful revenues for us to date.

Our Growth Strategy

Our growth strategy for 2010 and 2011 is to increase sales of our current products and to develop a new line of higher margin green foods, to begin selling our products through our green foods distribution hub and to export our products to new markets both within the PRC and internationally. Our long-term growth plans include both the expansion of our present distribution business and the development and implementation of our green foods distribution hub, which is described under “Business – Proposed Green Foods Distribution Hub.”

As a company that seeks to market premium specialty fruit, we believe we are well positioned to capitalize on future industry growth in China. We believe that our produce can be treated as premium fruit because we have been successfully marketing our produce at premium prices because of the overall quality of our produce.  We are dedicated to providing healthy and high nutritional premium specialty fruit and vegetables.  We intend to implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•
Strengthen and expand our supply sources.  We believe that a steady supply of premium specialty fruits is crucial to our future success.  Currently, we have built strong relationships with three plantation bases in Shaanxi, Guangdong, and Guangxi Provinces. We intend to further strengthen our existing cooperative relationships with our plantation bases and plan to expand our supply sources by securing more first priority purchase rights with suppliers across China. Thus, in order to expand, we need to purchase the long-term leases, which have a significant up-front cost.

•
Expand our distribution network to increase the prevalence of our products nationwide.  Our current sales depend heavily on our regional distributors and their network. To support our rapid growth in sales, we plan to further expand our distribution network by leveraging our steady and expanding supply sources and capture the higher margin business of sales to retail stores and super markets.

•
Expand the fruits that we sell to satisfy different customer preferences. We currently focus on apples, bananas and oranges because they are the best selling fruits in the world.  However, we constantly evaluate our product line and seek to adapt to changing market conditions by updating our products to fulfill market needs. Currently, we are testing a few new fruits, such as pears.  Additionally, we recently introduced a new product, sweet corn, and we have started a test plantation for the sweet corn. Revenue from sweet corn accounted for less than 1% of our revenue for 2009.

Proposed Green Foods Distribution Hub

We have commenced construction of our green foods distribution hub in the Guangzhou Yuncheng wholesale market.  The building, when completed, will cover approximately 220,000 square feet.  At this hub, we intend to sell to both wholesale and retail accounts.   We also intend to market our products to supermarkets and other retail stores.  We expect that construction of the hub will be completed in late 2010 with operations commencing in 2011, although we can give no assurance that we will be able to meet these schedules.  Our ability to meet these schedules is dependent upon our ability to raise the necessary financings to complete the physical structure and the initial inventory.

At the green foods distribution hub, we plan to sell a wide variety of food items which are sold by members of the China Green Food Association whose food products meet standards set by the China Ministry of Agriculture.  We believe that foods that meet these standards can be sold at a higher price than produce that does not meet these standards.  The China Green Food Association has more than 6,000 members who sell more than 17,000 food items.

We expect that our food items will include fruits and vegetables, rice and other grains, meat, eggs and oil that have been certified as green foods by the Green Food Development Center. Green food is a Chinese certification program for food.  The China Green Food Development Center, an agency of the Ministry of Agriculture, is responsible for establishing the green food standards and granting the green food certification

In general, in order for a food product to obtain green food certification, it must meet four conditions.

•	It must be grown in a good ecological environment. The quality of the soil, air and water must meet the environmental requirements for the area in which the foods are grown.

•	The production process for green foods must comply with the green food production technical standards, relating to such matters as pesticides, fertilizers, veterinary drugs, feed and food additives.

•
The food products must be tested by an authorized testing organization.  The physical and chemical (heavy metals, pesticide residues and veterinary drug residues and microbiological indices must meet the green food product standards.

•	The packing of the green food product, including the use of the green food logo, must meet the requirements for green food packaging.

Information on the Green Food Development Center is available at http://www.greenfood.org.cn/sites/GREENFOOD/; however, information on that website is not provided by us and does not constitute a part of this annual report.

In developing this business we will require supply agreements with each supplier.  At present we have informal understandings with the suppliers through the China Green Food Association.   However, these understandings are subject to further negotiation which will be conducted as we are closer to opening our green food distribution hub.  We anticipate that the agreements will have a range of payment terms, with some suppliers being paid in advance, others providing us with food on consignment and others being paid in installments.  We anticipate that our initial cash requirement for inventory will be approximately $2 million and that we will normally have an inventory of approximately $4 million.

We also intend to market our foods to supermarkets and other retail stores from our green food distribution hub.  We anticipate that some of these customers will take delivery from the distribution hub, while others will require that we deliver the foods to their stores or their own distribution center.   In order for us to offer a delivery service, we will require a fleet of refrigerated trucks for us to deliver perishable foods to our retail customers.

Our Corporate History and Structure

Corporate History and Share Exchange

We were incorporated under the laws of Virginia in May 1948 as Henry County Plywood Corporation.  We were originally formed for the purchase, sale, lease and manufacture of lumber, and other wood products.  We reincorporated in Nevada on March 18, 2008.  From July 2004 until January 15, 2009, we were a shell company with no operations and our sole purpose was to consummate a merger or acquisition with a private operating company.

Organic Region Group Limited, or Organic Region, was incorporated in the BVI on January 30, 2003.  On January 15, 2009, we completed a reverse acquisition transaction with Organic Region, whereby we issued to the stockholders of Organic Region 81,648,554 shares of our common stock, par value $0.001 per share, in exchange for 100% of the issued and outstanding capital stock of Organic Region.  As a result of the reverse acquisition transaction, we now conduct our operations in the PRC through subsidiaries and related entities.

Organizational Chart

The following chart reflects our organizational structure as of the date of this report:

Variable Interest Entity

In 2005, Organic Region entered into exclusive arrangements with Guangzhou Greenland Co., Ltd., or Guangzhou Greenland, an individual business entity incorporated in Guangdong Province, PRC on July 20, 2004.  Guangzhou Greenland is the operating company for our wholesale fruits and vegetables business.  Mr. Xiong Luo, our chief executive officer and president, is the owner and holder of the business license for Guangzhou Greenland.

Pursuant to these arrangements, Organic Region has agreed to provide consulting services, including business operations, human resources and research and development services necessary for Guangzhou Greenland to operate its wholesale fruit and vegetable distribution business in China.  In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Organic. In addition, Organic Region obtained the right to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approval all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all voting power to a person designated by Organic Region.

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

The following table describes our corporate structure:

Name of Entity	Relationship to Us	Nature of Business
Sino Green Land Corporation	N.A.	Holding company

Organic Region Group Limited	100% owned by us	Holding company

Zhuhai Organic Region Modern Agriculture Ltd.	100% owned by Organic Region	Plantation and export

Guangzhou Organic Region Agriculture Ltd.	100% owned by Organic Region	Cleaning and preparing vegetables for distribution and distribution of vegetables

Fuji Sunrise International Enterprises Limited	100% owned by Organic Region	Presently inactive, with plans for apple distribution

Southern International Develop Limited	100% owned by Organic Region	Leaseholder for green food distribution center presently under construction

HK Organic Region Limited	100% owned by Organic Region	Proposed import and export operations

Guangzhou Greenland Co., Ltd.	100% owned by our former chief operating officer and treated as a variable interest entity controlled by us	Wholesale sale of fruit, and the source of substantially all of our revenue.

We intend to form a new domestic subsidiary to be 100% owned by our wholly-owned subsidiary, Southern International Development Ltd., which will operate our new higher margin green foods business.  See “Item 1.  Business —Our Products—Green Foods.”

Corporate Information

Our corporate headquarters are located at 6/F No. 947, Qiao Xing Road, Shi Qiao Town, Pan Yu  District, Guang Zhou, China. Our telephone number is +86-20-84890337.  Our website is http://www.sinogreenland.com.  Information on our website or any other website does not constitute a part of this annual report.

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

•	Fuji apples;

•	Emperor bananas; and

•	Tangerine oranges.

Historically, Fuji apples have been our main profit centers.  Emperor bananas and tangerine oranges have been the only other products that have generated meaningful revenues for us to date.  We also sell a variety of vegetables, as described below.

Fuji Apples

Fuji apples comprised approximately 85% of our sales in the year ended December 31, 2009 and approximately 87% of our sales in the year ended December 31, 2008.  Because we are able to sell high quality Fuji apples throughout the entire year, these apples are considered a high-end fruit in the PRC and our revenues from sales of these apples are not seasonal.  See “Item 1. Business —Processing and Storage.”

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

We plan to increase sales of the deep processed vegetables that we believe will increase our revenues and gross margin.

Green Foods

Our goal is to sell green food agriculture products, including fruits, vegetables, rice, meat, eggs, and oil that have been certified as green foods by Green Food Development Center under the PRC Ministry of Agriculture.  Green foods are healthy and environmentally friendly, and their profit margins are expected to be significantly higher than our current products.  Over 17,000 food items are currently certified as green foods in the PRC.  There are currently more than 6,000 suppliers of green foods certified by Green Food Development Center.  Because of the diversity of available sources of these products, we believe that we will be able to obtain an adequate supply of green foods at a reasonable cost.

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

The following table provides the size of the plantations on which our fruits are harvested, the type of fruit produced and the annual number of tons produced for the year ended December 31, 2009.

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

To date, all of our products have been sold to a limited number of regions in the PRC.  Our goal is to expand our domestic distribution network and distribute our products to other regions in the PRC and to export our products to various foreign countries.

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

Proposed New Green Foods Hub

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

We anticipate that the total investment to launch this business will be $18 million.  We will need to raise a substantial amount of capital from equity or debt markets in order to complete the construction of our hub and launch our new green food product line.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.

Competition

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

Although statistics are not available, we do not believe that there are any distributors of Fuji apples, emperor bananas or tangerine oranges that handle more overall annual tonnage than we do.  We also believe that our emphasis on premium products set us apart from other distributors of apples, bananas and oranges, although other companies market premium products, including Fuji and other premium quality apples.  In the Chinese market, we believe that only the Yan’an Apple Group and the Qixia Apple Group, which are state-owned enterprises, are our closest competitors.

We face indirect competition from the publicly held companies Chaoda Modern Agriculture (Holdings) Limited and China Green Agriculture, Inc. Chaoda Modern Agriculture, a Hong-Kong listed company, primarily produces vegetables and, to a lesser extent, fruits, while China Green Agriculture, a Hong-Kong listed company, primarily produces fertilizers.

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Strong Supplier Relationships – We implement a cooperative (collaborative) supply chain model, under which we have total control of the production cycle of our high value fruits and of our resale at wholesale centers.  Under the 25-year lease agreements, we acquire first priority purchase rights from what we believe are the best plantation bases, we provide farming cooperatives with technological support to enable them to produce high yields and we provide them with ready market for their produce through our multi-channel marketing network. We believe that our structure provides motivation to the farmers.

•
Recognition for the Way we Conduct Business – In 2007, we became qualified for bidding as a United Nations supplier, which means that we are recognized as subscribing to the UN Supplier Code of Conduct in the conduct of our business and operations.  In 2006, we received both the ISO9001:2000 quality management system certificate and the HACCP-EC-01 food security management system certificate from the National Business Inspection Bureau.

•
Production Line Processing Technology – Our production line processing technology (for which we have applied for a patent in China) provides standardized procedures for inspection, grading, cleansing and packaging of our fruits and vegetables.  We use this “deep cleansing” technology to provide healthy, fresh and high-quality produce with our Organic Region brand name.  In 2006, our Organic Region brand was granted the National “3.15” China Famous Brand Authentication award, and in 2006, we received the Guangzhou Nansha District Agricultural Technology Breakthrough Support Prize Certificate for introducing emperor banana cultivation technology.

•
High Product Quality – Based on the market acceptance of our products as premium prices, we believe that our products are viewed as high quality products by our customers, and in the past three years we believe that we have established a reliable reputation in wholesale centers in China.  We have chosen to focus on the premium fruits and vegetables.   We do not compete in low-end markets.  We believe that only by providing high quality and adhering to high-end market standards can we remain successful.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality, value-added product development and packaging design. Agronomic research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted fruit varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures). We also provide on-site technical services to our suppliers and is also responsible for the implementation and monitoring of recommended agricultural practices. Our research and development expenses were not significant in 2008 or 2009.

Intellectual Property

We have no patents or patent applications outside of China.  Our application for a Chinese invention patent for “cleaning, freshening and sterilizing method and device for fruit and vegetable” (Application No. 2005100888659) is pending.  This patent application right is held in the names of Mr. Xiong Luo and Mr. Anson Yiu Ming Fong, who transferred the application right to us for no consideration, pursuant to a patent transfer agreement, among Mr. Luo, Mr. Fong and the Company, dated January 10, 2009.

We also have 16 trademark applications pending, including our logo and the term organic region in both English and Chinese.

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

Food Hygiene and Safety Laws and Regulations

As a distributor and producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Standardization Law;

•	the Regulation on Hygiene Administration of Food Additive;

•	the Regulation on Administration of Bar Code of Merchandise; and

•	the PRC Metrology Law.

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

We believe that our exposure to these risks is limited since our business model and our agreements with our suppliers provide a cushion which shields us from product liability exposure and we control food hygiene and food quality by implementing a strict quality control system and we believe that we comply in all material respects with these laws and regulations.  To the extent that the government imposes additional laws or restrictions, we would have to comply with those laws as well.  To the extent that we purchase foods from other suppliers for our green food distribution hub, we may be subject to liability exposure to the extent that our suppliers either do not comply with all applicable regulation or from impurities in foods we purchase from them.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;

•	the Law of PRC on the Prevention and Control of Water Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

•	the Law of PRC on the Prevention and Control of Air Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

•	the Law of PRC on the Prevention and Control of Noise Pollution.

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

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit.  In addition, we are required by the PRC law to cover employees in China with various types of social benefits.  We believe that we are in material compliance with the relevant PRC laws.

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

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

Because we restated our financial statements, investors may lack confidence in our ability to present financial information and the results of our operations and it may be difficult for us to raise funds for our operations.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, respectively, should not be relied upon for reasons set forth in Note 14 of Notes to Consolidated Financial Statements.  This annual report reflects restated financial statements for the years ended December 31, 2009 and 2008 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008.  As a result, our net income, as originally reported, was overstated by approximately $3.5 million for 2009 and understated by $113,000 for 2008.  Our need to restate our financial statements reflects the inadequacy of our disclosure controls and our controls over financial reporting and may impair our ability to raise funds we require for our operations and may otherwise impair our operations and our relationships with our investors.   Further, we cannot assure you that further restatements will not be required.

Because we have limited working capital, we will require funds for our operations, including our proposed green foods hub.

At December 31, 2009, we had a working capital deficiency of approximately $3.7 million, primarily as a result of a $5.2 million derivative liability. We anticipate that we will require additional capital for our operations, and, in particular with respect to our green foods hub, which is under construction. Through December 31, 2009, we have made advances of approximately $4.6 million for the construction of our hub.  We made this payment from cash generated by our operations and from funds which we raised from several small equity offerings in 2009.  We anticipate that the total investment to launch this business will be $18 million, and we have no present commitment for such funds. Because of our low stock price and the lack of an active trading market in our common stock, as well as our restated financial statements, it may be difficult for us to raise funds on terms which are favorable to us, if at all. Our increases in revenue in the year ended December 31, 2009 as compared with the 2008 resulted in large part from increased sales stemming from our purchase of long-term leases on which farming cooperatives can grow products for us to sell. The payment of the full amount of the leases, which was approximately $3.4 million in the year ended December 31, 2009 and approximately $7.2 million for the year ended December 31, 2008, is due at the beginning of the lease. In order for us to expand our business in a manner which seeks to provide us with a continuing source of supply (subject to conditions which affect farming generally), we require capital to purchase the leasehold interests. Our failure to raise the necessary funds could impair our ability to expand our business.

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spend a significant amount of cash on our operations, principally to procure fruits and vegetables as well as the procurement of long-term lease for farm land for which payment is required at the inception of the lease. Historically, our primary capital needs have been to fund our working capital requirements and our primary sources of funds have been cash generated from operations. If we fail to generate sufficient sales, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected. If available liquidity is not sufficient to meet our operating requirements, we plan consider pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

Since our proposed green foods distribution business is a new, cash intensive business in which we have no prior experience we may not be able to develop this business or operate this business profitably.

To date, substantially all of our revenue has been derived from the sale of Fuji apples, tangerine oranges and emperor bananas, which we purchase from farming cooperatives to which we lease the land on which the produce is grown.  We are in the process of constructing a new green foods hub in the Guangzhou Yuncheng wholesale market.  This business is different from our present business and involved additional risks, including the following:

•	We will seek to purchase a wide range of food products from different vendors who have no independent relationship with us and with whom we do not have long-term supply contracts.

•
We will seek to sell products which are very different from the foods that we presently sell, which may include some or all of rice, meat, eggs, oil as well as fruits and vegetables.  We do not have experience in purchasing and selling any foods other than our fruits and vegetables.

•
We are constructing a 220,000 square foot hub.  Since we plan to purchase and sell a wide range of foods, we would need to hire a significant number of employees, and we would require these employees to be knowledgeable with respect to the specific foods that they are purchasing and selling.

•
While many wholesale distribution facilities lease space to different vendors, with each vendor having responsibility for its own product line, we would have the full responsibility for many product lines in our green foods hub.  As a result, we would bear the full risk of operating the market.  The risks described in this annual report that relate to our fruits and vegetables would apply to each product we sell, but the effect could be greater if they affect one or more of our food products at or about the same time.

•
We will be required to maintain an inventory for each product that we market.  Because all food products are perishable, if we do not project accurately both our requirements and the prices at which we can sell the products, we may have significant surpluses or shortages of products and we may pay prices which do not generate an adequate gross margin.  Many of our proposed products must be sold very shortly after they are received, often on the same day that they are received, with the result that any unsold products are unsalable.  Our failure to estimate our requirements accurately could impair our ability to operate this business profitable.

•
We would need to develop and implement inventory control systems designed for a business which is different from and significantly larger than our present business.  The failure to implement such a system could impair our ability to operate profitably.

•
Because we expect to purchase products from many different vendors, over whom we have no control, we may have difficulty controlling and monitoring the quality of our products.  The failure to deliver quality products could impair our ability to operate this business profitably.

•
Although we plan to purchase product from a large number of independent suppliers, in the event that there is a recall of one or more products, it could affect customers’ willingness to purchase other products from us.

•	Although we plan to develop a number of different product lines, if we cannot successfully develop only a small portion of these lines, we may be unable to operate the market as a whole profitably.

•
Both the cost of the construction of the green foods hub and the purchase of inventory require significant cash outlays, and we have no present commitment for the required cash.  Our inability to obtain the necessary funding could impair our ability to develop the green foods hub.

•
If we are not successful in completing construction of the green foods hub or funding our purchase of an adequate inventory of a variety of funds, we may not be able to operate this business, in which event we would have to write off our significant investment in the project.

•
Because of the nature of the distribution business, our failure to have established financial controls may affect our ability to control our costs in connection with the green foods distribution center.

In the proposed development of our green foods distribution hub, we may sell directly to supermarkets and other retail outlets, which will present us with additional risks and financial requirements.

As part of our green hub distribution business, we may seek to expand our customer base to include supermarkets and other retail stores.  In connection with this aspect of our proposed green foods program, we will be subject to additional risks, including the foregoing:

•
We would need to develop and implement a marketing program to bring our produce to the attention of a new customer base.  We presently sell almost exclusively at two wholesale markets, which does not require any significant marketing effort.  Our wholesale customers purchase products at these markets for sale to their retail customer base.  We would be seeking to sell directly to the retail customer base.  If we are not successful in establishing a marketing program, we may not be able to operate this phase of our business profitably.

•
We presently deliver our produce to two wholesale markets at which we sell our produce, and wholesale companies purchase our produce and deliver it to their customers.  If we sell directly to retail markets, we may have the obligation to deliver our produce to some of our retail customers, which will increase our costs.

•
Any delay in delivery of produce could affect the quality of the produce and could result in a rejection of a shipment if the customer questions the quality of our produce, if the customer had to obtain the produce from other sources or for any other reason.

Any financing we obtain may result in significant dilution to our stockholders.

We have no commitment from any bank or other financing source for our anticipated cash requirements, including those related to the construction of our green foods hub or for any additional working capital which may be required in connection with the operation of the green foods hub and the proposed marketing effort directed at supermarkets and other retail outlets.  We cannot assure you that any warrants will be exercised.  If we raise funds through the sale of our equity securities, including convertible debt securities, it may be necessary for us to issue shares at a price which is below the current market price.  Any such sale would result in significant dilution to our stockholders.  We cannot assure you that financing will be available or that any terms which are available would not be unfavorable to us.

We may be unable to manage future rapid growth.

We have grown rapidly over the last few years and, if we implement our green foods distribution hub business, the business growth could place a significant strain on our managerial, operational and financial resources. In addition to hiring a significant number of employees necessary to operate our expanded business, we will need to expand our management staff to adequate manage a large operation.  If we are not able to implement management controls over this business, we may be unable to operate profitably.  Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Thus, for example, staffing and supporting an enterprise that operates in a 220,000 square foot facility with number difference products purchased from many different suppliers requires different management skills and controls, including inventory controls, than our present business. Our failure or inability to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our business is subject to weather conditions, natural disasters and other conditions beyond our control which could affect our revenue, gross margins and net income.

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, plant disease or other pestilence, which are difficult to anticipate and cannot be controlled by us, may affect both the supply and the distribution of our products and otherwise disrupt our operations. Such disasters may affect the cost and supply of raw materials, including fruits and vegetables or result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed.  If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Similarly, if our distribution network is not able to operate, we would not be able to sell our products.  We have no business interruption or similar insurance to provide protection from these and other business disruptions.

As a company which sells fresh food, our business can be impaired by product liability claims, recalls, adverse publicity or negative public perception regarding particular fruits we sell as consumers may avoid our products.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims.  Our operations could be impacted by both genuine and fictitious claims regarding our and our competitors’ products. In the event of product contamination or tampering, we may need to recall some of our products.  A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time.  Further, adverse publicity or negative public perception regarding the type of products that we sell, our products, our actions relating to our products, or our industry in general, including recalls relating to products sold by others, could result in a substantial drop in demand for our products.  This negative public perception may include publicity regarding the safety or quality of our products in general, of other companies or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us.  We could also suffer losses from a significant product liability judgment against us since we do not have product liability insurance.  Either a significant product recall or a product liability judgment, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

Climate changes could affect the availability and cost of produce.

Since all of our products are agricultural products, our ability to purchase produce and the cost and quality of our produce may be affected both by long-term climate changes as well as season variations in weather conditions which vary from season to season.  Changes in rainfall and unusual variations in temperature during the growing season could affect both the availability and quality of our produce.

We are dependent upon a small number of suppliers.

We only have long-term arrangements to purchase our produce from five farming cooperatives whose farmers grow produce on land leased from us.  Because prices are not set in the long-term contracts that we enter into with the cooperatives, any increase in the prices of our produce would affect the price at which we can sell the produce.  If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our profit margins.  Similarly, in times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our produce. Further, although it has not been necessary for us to purchase produce from other suppliers through the date of this annual report, in the event that we are not able to purchase our produce from these farming cooperative or in the event of a product shortage, it may become necessary for us to purchase from other suppliers, which could result in increased costs as a result of both market conditions and the short-term nature of arrangements. Our inability to obtain produce at a reasonable cost would affect our revenue and gross margins.  Further, if our costs are too high, it may be necessary for us to sell one or more products at a small or negative margin in order to maintain the relationship with our customers.

We are dependent upon sales in two agriculture wholesale markets.

Almost all of our products are sold by us at the Guangdong Yun Cheng Wholesale Market and the Beijing Xin Fadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas where we lease space to sell our produce. We derived more than 99% of our revenue from these two markets in the first quarter of 2010 and in the years ended December 31, 2009 and 2008. Our inability to sell our products at these markets could impair our sales as well as our ability to operate profitably.  Because the gross margins for our products are not high, any additional expenses resulting from changes in our distribution methods could impair our ability to operate profitably.

If we cannot establish brand name recognition, our sales may be impaired.

Because we are seeking to establish brand identity in an industry where fruits and vegetables are generally considered commodities, we are dependent upon our ability to develop a reputation as a high quality vendor of food products.  Our ability to distinguish our products from others is critical to our ability to market our products as premium foods, rather than commodities.  Although we try to market our produce as premium food, we cannot assure you that consumers will pay the price associated with a premium, rather than a commodity, product.   We cannot assure you that our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers to enable us to charge for our products as premium goods, which would impact our sales and gross margins.  Further, since we are seeking to promote our foods as premium goods, in times of economic hardship, consumers may purchase cheaper products which could impact both our sales and, if we lower prices in order to compete, our gross margin.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.

Our business is seasonal, reflecting the harvest season of our primary source foods from mid September to mid November.  Typically, a substantial portion of our revenues are earned during the second half of the year.  We generally experience lowest revenues during our second quarter.  Sales in the second half of 2009 account for approximately 63% of the revenue for 2009 and approximately 59% for 2008.  If sales in the second half of the year are lower than expected, our operating results for the year would be adversely affected since any decline in sales in these periods would have a disproportionately large impact on our annual operating results.

Because we are dependent on our chief executive officer, and the loss of his services and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our senior executive officers.  Anson Yiu Ming Fong, who was our chief executive officer and president until October 2010, when he retired for reasons of health, was important to the development of our business.  Prior to April 2010, Mr. Luo was our chief operating officer.  Mr. Luo resigned from this position in April 2010 and, following the resignation of Mr. Fong, Mr. Luo was elected chief executive officer and president in October 2010.  However, the loss of Mr. Fong or any of our other key employees could have a material adverse effect upon our ability to operate profitably.

Our officers and directors control a significant amount of our common stock.

As of December 31, 2009, our officers and directors owned or controlled approximately 61.5% of our outstanding common stock and they, together with members of their families owned, directly or through companies owned by them, approximately 65.4% of our outstanding common stock and they would have the power to elect all of our directors and to take any action requiring stockholder approval.

Efforts to comply with securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

The SEC requires us, as a reporting company, to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K. Organic Region was not a public company at December 31, 2008 and was not subject to the internal controls requirements of the Sarbanes Oxley Act at that date.  As of December 31, 2009, our financial controls were not effective and we have identified material weaknesses in our internal controls and disclosure controls. We cannot assure you that we will be successful in addressing any issues that may be raised particularly if we are able to expand our business to operate our proposed green foods distribution hub.  If we are unable to address these issues, or are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for 2010, investors could lose confidence in the reliability of our financial statements, especially in view of our need to restate prior financial statements, which could result in a decrease in the value of our securities.  We cannot assure you that we will be able to adequately address any internal controls issues in a timely manner.  Further, although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent accountant attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor’s attestation if our public float exceeds $75 million.   Regardless of whether we are required to receive an attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, especially in view of our need to restate financial statements following an 8-K filing in which we stated that you cannot rely on our previously published financial statements, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

RISKS RELATED TO OUR CORPORATE STRUCTURE

Our contractual arrangements with Xiong Luo, our chief executive officer and president, may not be as effective in providing control over Guangzhou Greenland as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, most of our revenue and net income is derived from Guangzhou Greenland, which is owned by Xiong Luo, our chief executive officer and president, and we have no equity ownership interest in the Guangzhou Greenland.  We rely on contractual arrangements with Mr. Luo to control and operate this business. These contractual arrangements may not be effective in providing control over the Guangzhou Greenland as direct ownership. We cannot assure you that the Mr. Luo would always act in our best interests.

Because our contracts with Mr. Luo are governed by the laws of the PRC, and because the legal system of the PRC is not as well developed as the United States legal system, we may have difficulty in enforcing any rights we may have under our agreements with Mr. Luo.

Our contractual arrangements with Mr. Luo would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If Mr. Luo fails to perform his obligations under these contracts, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be available. The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected since we could cease to have any control over the operations of Guangzhou Greenland, which is required in order to include Guangzhou Greenland’s revenue and income in our financial statements.

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

The owner Guangzhou Greenland has potential conflicts of interest with us, which may adversely affect our business.

Guangzhou Greenland is not a corporate entity but is a proprietorship owned by Xiong Luo, who served as our chief operating officer until his resignation in April 2010.  Conflicts of interest between his dual roles as owner of Guangzhou Greenland and as one of our officers and directors may arise. We cannot assure you that when conflicts of interest arise, Mr. Luo will act in our best interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Luo may breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Guangzhou Greenland. We rely on Mr. Luo to act in good faith and in our best interests, and not use his positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Luo, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

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

Our principal operations are conducted through a variable interest entity, which is owned and operated in the name of a director and former chief operating officer.  Our other subsidiaries, including the subsidiary that will operate our green foods distribution center, are wholly foreign-owned enterprises, commonly known as WFOEs. The scope of business is narrowly defined for all businesses in China, and a Chinese company, including a WFOE, can only conduct business within its approved business scope, which appears on the business license. Our license permits us to engage in our present businesses. Any change in the scope of our business requires further application and government approval. Inevitably, there is a negotiation with the authorities to approve as broad a business scope as is permitted, and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business both by increasing our product range, selling products directly to supermarkets and other retail outlets, developing our green foods distribution hub, entering into joint ventures and making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive even though we do sell almost all of our products in the PRC. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our business activities.

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

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD; and

•
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

Because our officers and some of our directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

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

Almost all of our agreements with our employees and third parties, including our supplier and customers and our agreement with Mr. Luo with respect to Guangzhou Greenland, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. The implementation of policies sought by the United States could make our products most costly in the international market.  We cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market and our international sales are not significant, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United States dollar.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. Conversion of RMB, the currency of the PRC, for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  To the extent that we develop an export business, we could be affected by the PRC’s exchange controls.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

If our favorable tax treatment is overturned, we may be subject to significant penalties.

On March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new income tax unifies the corporate income tax rate of domestic enterprise and foreign investment enterprises to 25%. Preferential tax treatments will continue to be granted to entities that are classified as “high and new technology enterprises strongly supported by the State” or conduct business in sectors that are encouraged by the PRC’s National People’s Congress. This new tax law, however, does not clearly define the requirements or criteria for receiving these preferential tax treatments. As agriculture companies, some of our subsidiaries presently benefit from full or 50% exemptions from enterprise income tax. Because clear implementation and requirement rules or guidelines for the new tax law have not yet been promulgated, we cannot assure you that our subsidiaries will maintain their preferential tax status or that we will not be assessed significant penalties.

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

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

Although our stock is quoted on the OTB Bulletin Board, there is not an active market for our common stock.  There are many days in which there is no or insignificant trading volume in our common stock. The absence of any significant activity can result in a very volatile stock.  When there is little trading activity, the purchase or sale of a relatively small number of shares could result in a disproportionate change in the stock price.  In addition, numerous other factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons.  Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.  Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Because of our low stock price, you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  The definition of a penny stock does not treat as a penny stock the stock of issuers that meet certain financial requirements, including average revenue of at least $6,000,000 for the last three years.  Although we do not believe that our stock meets the definition of a penny stock because our revenue for each of the past three years exceeded $6 million, many brokerage firms will not process stock purchases or sales of low-priced stocks, regardless of whether the stock meets the definition of a penny stock.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board, which is not a stock exchange.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ Stock Market.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our ability to issue preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

The potential sale of 20,000,000 shares pursuant to a registration statement, as well as the existence of other outstanding warrants, may have a depressive effect on the price and market for our common stock.

As of December 31, 2009, we had outstanding warrants to purchase 43,927,210 shares of common stock, and we have filed a registration statement with respect the shares of common stock issuable upon exercise of warrants to purchase 20,000,000 of these shares. The potential sale of 20,000,000 shares of common stock pursuant to the registration statement together with the other outstanding warrants may have a depressive effect on our stock price and make it more difficult for us to raise any significant funds in the equity market if our business requires additional funding.

The market for our common stock may be affected by the reset and liquidated damage provisions which we granted in connection with a private placement of common stock.

In May 2010, we sold 17,000,000 shares of common stock at $0.20 per share pursuant to two agreements, one covering 3,375,000 shares and the other 13,625,000 shares.  In October 2010, we sold 5,000,000 shares of common stock at $0.20 to two investors.  The agreement with the purchasers of 3,375,000 shares in the May 2010 financing and the agreement for the October 2010 financing provide that if, at any time as long as any of the investors holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issue convertible notes or preferred stock with a conversion price which is less than the $0.20 price paid in the financing, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The agreements with each of the groups of investors provide for liquidated damages of 1% per month, payable in cash or stock (based on the closing price of the transaction) if we fail to comply with certain covenants, including effecting a reverse split and filing for the listing of our common stock on the American Stock Exchange, within certain timetables.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information relating to these provision.  The potential issuance of additional shares resulting from a downward adjustment in the purchase price of the shares, which would result in increased dilution to the stockholders, together with the potential for liquidated damages, could have an adverse effect upon the market for and the market price of our common stock.

ITEM 1B  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2. PROPERTIES

In China, there is no private ownership of land. Rather, the government owns all real property and issues certificates of property right, known as a land use right, which are transferable, generally have a term of 50 years and permit the holder to use the property.

Our headquarters occupy approximately 7,400 square feet of space at 6/F No.947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guangzhou, China, at the rate of approximately $2,000 per month, pursuant to a five-year lease agreement between the Company and Guang LV Industrial Co., Ltd., as supplemented. The lease will expire on May 1, 2012.  We have the option to extend the lease under the same terms and conditions.

We lease approximately 2,000 square feet of space in the Beijing Xin Fadi Agricultural Products Wholesale Market in Beijing at an annual rental of $4,700, pursuant to a two-year lease that expires in 2011.  The lease provides for a renewal option.

We lease approximately 2,700 square feet of space in the Guangdong Yun Cheng Wholesale Market in Guangzhou at an annual rental of $2,000 pursuant to a ten-year lease that expires in 2017.  The lease provides for a renewal options.

We also lease approximately 8,600 square feet of space for vegetable deep processing in the Guangdong Yun Cheng Wholesale Market in Guangzhou at an annual rental of $24,000 pursuant to an eight-year lease that expires in 2017. The lease provides for a renewal option.

As of December 31, 2009, we were a party to 15 land lease and development agreements that we entered into since 2005.  These agreements have terms of 25 years and expire at various dates from 2030 to 2034.  We paid the rental for the 25 year at inception at a total cost of approximately $21 million.  At December 31, 2009, the unamortized portion of these leases was approximately $19 million.  The leases cover approximately 13,700 acres in Luochuan County, in Shaanxi, on which Fuji apples are grown, 2,860 acres in the Nanhsa District in Guangzhou, in Guangdong, where emperor bananas are grown, and approximately 1,280 acres in Rongan County, Liuzhou, in Guangxi, where tangerine oranges are grown.  This land is leased to farming cooperatives.

We believe that all our properties have been adequately maintained, are generally in good condition and are suitable for our business.   In order to expand our business, it will be necessary for us to lease more plantation land, and we plan to lease more plantation land.

We lease the land on which our 220,000 square foot green food distribution hub is being constructed at the Guangdong Yun Cheng wholesale market.  The lease has a term of 18 years, and, as of December 31, 2009, no rent was due under the lease.  The lease provides that the landlord will construct the hub, but we are required to advance RMB40 million, which is approximately $5.8 million at the current exchange rate. As of December 31, 2009, we had advanced approximately $4.6 million. Our rent commences upon completion of the hub.  The lease provides for an annual rent of approximately $1.1 million.

Item 3.      Legal Proceedings

We are not aware of any legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “SGLA.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
First Quarter	$0.30	$0.09
Second Quarter	$0.10	$0.08
Third Quarter	$0.25	$0.04
Fourth Quarter	$0.40	$0.12

Year Ended December 31, 2008
First Quarter	$0.005	$0.005
Second Quarter	$0.005	$0.002
Third Quarter	$0.004	$0.002
Fourth Quarter	$0.040	$0.040
__________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders of our Common Stock

As of December 31, 2009, there were approximately 156 stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Item 6.      Selected Financial Data

Not required for smaller reporting companies.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report. The following discussion includes forward-looking statements.

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. In addition, such statements could be affected by risks and uncertainties related to weather and natural disasters, our ability to conduct business in the PRC, product demand, including the demand for fruit and vegetable products, our ability to develop and maintain good relations with local cooperative suppliers, our ability to raise any financing which we may require for our operations, including financing for our green produce hub, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

Overview

We are engaged in the wholesale distribution, marketing and sales of premium fruits in China. Our main products include Fuji apples, emperor bananas and tangerine oranges. We purchase our products directly from farming cooperative groups to whom we provide varying degrees of farming, harvesting and marketing services. Almost all of our products are sold by us at the Guangdong Yun Cheng wholesale market and the Beijing Xin Fadi agricultural products wholesale market, two major markets for the sale of agricultural products in their respective areas, where we lease space to sell our produce. We sell to trading agents who sell our products to customers in and around the provinces in which the produce is grown.  We have recently introduced a line of vegetable products, which we process and distribute to end users.  However, our revenue from vegetables has been nominal through December 31, 2009.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into since 2005.  All of these leases were entered into with the farmers who held the land use rights from the government.  The farming cooperatives consist of many farmers who held the land use rights.  Pursuant to these agreements, as of December 31, 2009, we had paid a total of $21 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price.  The farming cooperatives do not pay us rent for the land.  We amortize our payments over the life of the leases.  The amortization of our lease payments is included in cost of goods sold.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market.  We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location.  We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub.  As of December 31, 2009, we had paid approximately $4.6 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009.  We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011.  We anticipate that the total investment to launch this business will be $18 million, which includes construction costs of approximately $12 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease.  During 2009, we expended approximately $3.4 million to purchase additional leases.  If we are to expand our business, we will continue to lease additional farm land on which our produce can be grown, which will require significant additional capital.

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $ 18 million, of which we paid approximately $4.6 million as of December 31, 2009 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities.  We have no commitment for the balance of our estimated cost.  Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

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

The series A preferred stock issued in 2009 were issued with warrants and/or a conversion feature that require the proceeds received on the transaction to be allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, respectively, should not be relied upon for reasons set forth in Note 14 of Notes to Consolidated Financial Statements.  This annual report reflects restated financial statements for the years ended December 31, 2009 and 2008 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008.  As a result, our net income, as originally reported, was overstated by approximately $3.5 million for 2009 and understated by $113,000 for 2008.    As described in Note 14 of Notes to Consolidated Financial Statements, our balance sheet at December 31, 2009 and 2008 and our statements of income and comprehensive income for the years then ended have been restated to reflect the derivative liability and the effect of changes in derivative liability.

Results of Operations

The following table sets forth information relating to our products for the years ended December 31, 2009 and 2008 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	$9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737

Year Ended December 31, 2008	Fuji Apples	$63,682	86.6%	$57,130	6,552
	Emperor Bananas	5,199	7.1%	4,533	666
	Tangerine Oranges	4,289	5.8%	3,767	522
	Vegetables	392	0.5%	395	(3
	Total	$73,563		$65,825	$7,737

Years ended December 31, 2008 and 2009

The following table sets forth the key components of our results of operations for the years ended December 31, 2008 and 2009, in dollars and as a percentage of sales and the changes in these components from 2008 to 2009 in dollars and as a percentage (dollars in thousands):

					Change from Year Ended
	Year Ended December 31,				December 31, 2008
	2009 (Restated)		2008 (Restated)		To December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$108,045	100.0%	$73,563	100.0%	$34,482	46.9%
Cost of sales	96,308	89.1%	65,825	89.5%	30,483	46.3%
Gross profit	11,737	10.9%	7,737	10.5%	4,000	51.7%
Operating expenses:
Selling expenses	2,581	2.4%	1,631	2.2%	950	58.2%
General and administrative expenses	2,249	2.1%	1,073	1.5%	1,143	106.5%
Total operating expenses	4,831	4.4%	2,704	3.7%	2,094	77.4%
Income from operations	6,906	6.4%	5,033	6.8%	1,906	37.9%
Other income (expenses)
Interest expense, net	(64)	(0.1%)	(134)	(0.2%)	70	(52.2%)
Loss on debt extinguishment	(139)	(0.1%)	--	--	(139)	2
Change in derivative liability	(3,866)	(3.6%)	(201)	(0.3%)	(3,665)	1,823.8%
Other, net	154	0.1%	15	0.0%	139	926.7%
Total other income (expense)	(3,915)	(3.6%)	(319)	(0.4%)	(3,596)	1,126.4%
Net income1	3,024	2.8%	4,714	6.4%	(1,690)	(35.8%)
Deemed preferred stock dividend	650	0.6%	--	--	650	2
Net income allocable to common stockholders	2,374	2.2%	4,714	6.4%	(2,340)	(49.6%)
Foreign currency translation gain (loss)	(313)	(0.3%)	778	1.1%	(1,091)	(140.2%)
Comprehensive income	2,711	2.5%	5,492	7.5%	(2,781)	(50.6%)

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to 2009 or 2008.  If income tax were payable at the statutory rate, the net income available to common stockholders would have been $1,385,874 for 2009 and $3,563,650 for 2008.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased $34.4 million, or 46.9%, to $108.0 million in 2009 from $73.6 million in 2008. This increase was mainly due to our expanded plantation bases and supply sources during 2009 period, as we increased the land which we leased by approximately 8,700 acres during 2009, of which 4,000 acres generated produce during the second half of 2009.  Sales of our Fuji apples increased by 43.7% in 2009 as compared to 2008, with 97% of this increase being attributable to increased sales volume and 3% to increases in the average sales price.  Sales of our emperor bananas increased by 88.9% in 2009 as compared to 2008, with 94% of this increase being attributable to increased sales volume and 6% attributable to increases in the average sales price of these products.  Sales of our tangerine oranges increased by 29.3% in 2009 as compared to 2008, with 81.6% of this increase is attributable to increased sales volume and 18.4% is attributable to increases in the average sales price of these products.  Our sales volume was significantly lower than usual during the first quarter of 2008 as a result of low supplies of Fuji apples due to heavy snow in the regions in which our Fuji apples are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased supplies and increased sales.  In addition, our sales volume increased by an aggregate of 38,500 tons in 2009 because we leased an additional 3,220 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas.  We began generating revenues from sales of products harvested on these newly leased lands in the third quarter of 2009.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term lease prepayments relating to the land used by the farming cooperatives. Our cost of sales increased $30.4 million, or 46.3%, to $96.3 million in 2009 from $65.8 million in 2008. This increase was mainly due to an increase of sales during 2009 and is proportionate to the increase in sales, and also reflects the additional amortization of our long-term leases resulting from the additional land under lease.  Our amortization of our long-term lease prepayments was $0.6 million in 2009 and $0.5 million in 2008.

Gross Profit and Gross Margin. Our gross profit increased $4.0 million to $11.7 million in 2009 from $7.7 million in 2008.  Our gross margin was 10.9% in 2009 and 10.5% in 2008, reflecting a modest increase resulting from our ability to effect price increases in 2009. Although our sales prices and costs remained relatively stable between 2008 and 2009, we cannot predict whether this will continue.  The relationship between our sales prices and costs can be affected by a number of factors, including government regulations, climate and weather conditions, and changes in consumer preferences.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expense. Our selling expenses increased $1.0 million, or 58.2%, to $2.6 million in 2009 from $1.6 million in 2008. As a percentage of sales, our selling expenses increased to 2.4% in 2009 from 2.2% in 2008.

General and Administrative Expenses. Our general and administrative expenses are comprised of salary of executives, travel expense, office expense, product development, market research, exhibition, audit expense, advisory expense.   Our administrative expenses increased $1.2 million, or 116.3%, to $2.2 million in 2009 from $1.0 million in 2008. As a percentage of sales, administrative expenses increased to 2.1% in 2009, as compared with 1.4% in 2008. The increase in general and administrative expenses also reflects $0.5 million in expenses relating to the reverse acquisition, $0.2 million in increased compensation  and $0.4 million of legal, consulting and other expenses resulting from our status as a public company.

Interest Expense.  In April 2008, we issued, for $500,000, our 18% convertible notes in the principal amount of $500,000 and warrants to purchase a number of shares to be determined based on future financings. The interest for the 2009 period reflects interest on the outstanding notes.

Loss on debt extinguishment.  In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  In January 2009, as part of the reverse acquisition, we assumed the convertible debt along with the obligation to issue the warrants.  In December 2009, we completed raising $3 million in financing and the terms of the warrants were then determined.  The $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in  August 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment. See Note 7 of Notes to Consolidated Financial Statements.

Change in derivative liability.  The $3.9 million change of derivative liability compared for 2009, as compared with to $0.2 million for 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the increase in our stock price, which was $0.25 at December 31, 2009 and $0.09 at December 31, 2008.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2008 and 2009, we did not incur any income tax liability in 2008 or 2009.

Net Income. As a result of the factors described above, our net income was $3.0 million for 2009, as compared with $4.7 million for  2008.

Deemed Preferred Stock Dividend.  In August 2009, we issued for $1,000,000 (i) 1,000,000 shares of series A preferred stock, (ii) an option to purchase an additional 1,000,000 shares of series A preferred stock and (iii) warrants to purchase a total of 20,000,000 shares of common stock.  We incurred deemed preferred stock dividend of $650,000 in December 2009 in connection with the exercise of an option to purchase 650,000 shares of series A preferred stock, representing the difference between the market price of the common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  With respect to the issuance of the series A preferred stock in August 2009, since all of the consideration received was allocated to the option to purchase preferred stock and the warrants, there was no consideration allocated to the series A preferred stock with the effect that (i) there is no deemed preferred stock dividend with respect to that issuance and (ii) no part of the consideration received is shown as preferred stock on the statement of stockholders’ equity.

Net Income Applicable to Common Stockholders. As a result of deemed preferred stock dividend, our net income per share of common stock for 2009 was $2.7 million, or $0.03 per share (basic) and $0.02 per share (diluted), as compared with $4.7 million, or $0.06 per share (basic and diluted) for  2008.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficiency of approximately $3.7 million, as compared with a working capital deficiency of approximately $1.2 million at December 31, 2008.  The increase in working capital reflects the $4.9 million increase in the derivative liability, which reflects the increase in the value of the derivatives resulting from the increase in our stock price.  Our working capital also reflects our investment in long-term lease prepayments of $3.3 million, advances relating to construction of our green foods hub of $4.6 million and equity financings which generated $2.7 million and cash flow used in operations of $0.8 million. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2008 to March 31, 2009
	December 31, 2009	December 31, 2008	Change	Percent Change
Current Assets:
Cash and cash equivalents	$1,987	$545	1,442	264.6%
Accounts receivable, net	171	201	(30)	(14.9)%
Due from related parties	1	353	(352)	(99.7)%
Inventories	10	17	(7)	(41.2)%
Advances – current portion	256	--	256	NA
Other current assets	343	58	285	491.4%
Total current assets	2,769	1,173	1,596	136.1%
Current Liabilities:
Accounts payable and accrued expenses	1,186	1,530	(344)	(22.4)%
Advances from customers	49	56	(7)	(12.5)%
Due to related parties	3	129	(126)	(97.7)%
Convertible debenture	--	361	(361)	(100.0)%
Derivative liability	5,207	340	4,867	1431.5%
Total current liabilities	6,446	2,417	4,029	166.7%
Net working capital deficiency	(3,677)	(1,244)	(2,433)	(195.6)%

In 2009, we used $0.8 million in our operations, as compared with cash flow from operations of $0.1 million in 2008.  Our cash flow from operations for both 2009 and 2008 reflected significant cash expenditures for long-term lease obligations which are payable at the commencement of the lease.  For 2009, cash used in operations included approximately $4.1 million in advances and $3.4 million in long-term prepaid lease obligations and reflected the $3.9 million change in derivative liability.  The principal item in the advances is the payment of approximately $4 million, which represented a payment toward the construction of the distribution hub, which we will be leasing from a non-affiliated party.  The $3.4 million in long-term lease obligations represents the lease payments for the 25-year leases for the land on which our farming cooperatives grow our produce.  Under the terms of the leases, the rent for the full 25 years is payable at the beginning of the lease. For 2008, the long-term lease obligation payments were $7.2 million.  Since these payments are reflected in our cash flow from operations for 2009 and 2008, our operations used $0.8 million in 2009 and generated $0.1 million in 2008.

Cash flow used in investing activities was approximately $0.5 million in 2009, as compared with cash flow used in operations for 2008 of $0.1 million.  The principal investing activity in 2009 was additional property, plant and equipment.  Cash funds used in investing activities was immaterial for 2008.   For 2009, our cash flow from financing activities was $2.9 million, compared with cash used in financing activities of $0.1 million in 2008, reflecting $0.5 million from the sale of convertible notes and payments of $0.6 million of payments to related parties.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $3.4 million in 2009.

In June and July 2009, we borrowed $1.43 million from a group of investors.  Effective August 3, 2009, we entered into two agreements with the noteholders and with another investor who invested $200,000.  Pursuant to these agreements, the notes were cancelled and we issued common stock and warrants as follows:

Pursuant to one agreement, we issued 13,129,410 shares of common stock at a purchase price of $0.085 per share and two-year warrants to purchase 10,145,454 shares of common stock at an exercise price of $0.11 per share.

Pursuant to the second agreement, we issued 4,333,334 shares of common stock at a purchase price of $0.12 per share, granted the investors an option to purchase acquire up to 6,500,000 shares of common stock at a purchase price of $0.12 per share and issued two-year warrants to purchase 3,466,666 shares of common stock at an exercise price of $0.15 per share.  In the event that such investors exercise the option to purchase shares of common stock, we will issue two-year warrants to purchase up to 5,200,000 shares of common stock at an exercise price of $0.15 per share. In January 2010, in connection with the exercise of an option to purchase 2,333,333 shares, we issued the exercising party a warrant to purchase 1,866,667 shares of common stock at $0.15 per share.  In July 2010, the remaining options were exercised, and we issued the exercising party warrants to purchase 3,333,333 shares of common stock.

On August 7, 2009, we entered into a series A convertible preferred stock and warrant purchase agreement with three accredited investors, who are the selling stockholders, to whom we sold, for $1,000,000, an aggregate of 1,000,000 shares of the series A convertible preferred stock and five-year warrants to purchase 10,000,000 shares of common stock at $0.14 per share and 10,000,000 shares of common stock at $0.25 per share. The investors had the option to acquire an additional 1,000,000 shares of preferred stock at $1.00 per share, and, in December 2009 and January 2010, they exercised this option and we issued 1,000,000 shares of series A preferred stock for $1,000,000. We paid an aggregate of $50,000 of broker fees in connection with this transaction and an additional $50,000 upon the exercise of the option.  We also reimbursed the investors for $45,000 of due diligence expenses.

In February 2010, we sold to two of the investors in the August 7, 2009 financing and their affiliates, 4,167,000 shares of common stock for $0.12 per share, for a total of $500,000.

In May 2010, we raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share pursuant to agreements with two sets of investors.  One group of investors purchased a total of 3,375,000 shares for $675,000 (the “group A investors”) and the other group purchased 13, 625,000 shares of common stock for $2,725,000 (the “group B investors”).  In connection with the May 2010 financing, we agreed with the investors that:

•
If, as any time as long as any of the group A investors holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issue convertible notes or preferred stock with a conversion price which is less than the $0.20 per share price paid in the financing, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The group B investors have no comparable provision.

•
We would hire a finance manager or chief financial officer with United States public company experience, within 45 days after the closing.  If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the position is filled.  We satisfied this covenant.

•
Within 45 of closing, we shall have a majority of independent directors of which two are to be English-speaking and have prior experience with United States public companies.  If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.  We have satisfied this requirement.

•
Within 120 days of closing with respect to the group A investors and 180 days with respect to the group B investors, we must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If we fail to meet this covenant, we must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

•
Within 90 days of closing, we agreed with the group A investors to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split” and we agreed with the group B investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

On October 4, 2010, we sold 5,000,000 shares of common stock to two investors at $0.20 per share to two investors, for total gross proceeds of $1,000,000.  In connection with the financing, we agreed with the investors that:

•
If, as any time as long as any investor holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issue convertible notes or preferred stock at a price or with a conversion price which is less than the $0.20 per share price paid in the financing, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.

•
Within 120 days of closing, we must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If we fail to meet this covenant, we must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

•
Within 90 days of closing, we agreed with to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split.” If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) until the covenant is met.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce.    In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past.  These payments were approximately $3.4 million in the 2009 and $7.2 million for 2008 and the funding for these leases was generated from our operations.

As of December 31, 2009, we had advanced approximately $4.6 million in the construction of our green foods distribution hub.  Upon completion of the construction, the construction cost advances will be reflected as leasehold improvements and amortized over the 18 year term of the lease.  We estimate our total initial costs of this operation to be approximately $ 18 million, which includes construction costs of approximately $ 12 million, with approximately $4 million for auxiliary facilities, such as a cold storage facility as part of the distribution hub and refrigerated trucking capabilities, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub, launch and operate our new green foods business and maintain inventory.  However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required capital.  Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements.

Accordingly, we cannot be sure of the availability or terms of any third party financing, and any financing that may be available may be on terms which are not favorable to us and our stockholders and may result in significant dilution to our stockholders.  In addition, if our outstanding warrants are not exercised, the presence of such a large number of warrants combined with the lack of an active trading market in our stock and our need to restate our financial statements and our filing of a Form 8-K stating that you cannot rely on our previously issued financial statements may impair both our ability to raise capital in the equity markets and the terms on which any funds could be made available to us.  Although we are seeking equity and debt financings to provide us with the funds we require to construct and operate our green foods distribution hub, as of the date of this annual report, we do not have any formal or informal agreement or understanding with respect to any transaction which would provide us with the necessary cash.  The failure to obtain funding when required could significantly impair our ability to develop this business.

To the extent that we are able to generate funds from the sale of our equity and debt securities, our first priority is the completion and operation of the green foods distribution hubs.  To the extent that we develop operations directed to sales to retail operations, these operations will be included as a phase of the green foods distribution hub.  We do not currently plan to develop independent operations directed to the retail market. To the extent that we are not able to generate funds from the sale of debt or equity securities, we will limit the expansion of our fruit business to land which we can purchase from our cash flow from operations.

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

Foreign Currency Translation – We use United States dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, which is currency of China, where all of our operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of stockholders’ equity.

Derivative Liability – The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and preferred stock offerings in 2008 and 2009. According to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, we accounted for the value of these warrants as derivative liabilities. The warrants are reported at fair value using the Black-Scholes model.  Changes in the value of the warrants are reflected in earnings for the period as a change in derivative liability.

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

Item 7A. Quantitative and Qualitiative Disclosure about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Financial Data

The consolidated financial statements begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not required for smaller reporting companies.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as reflected in our need to restate our financial statements for the years ended December 31, 2009 and 2008 which are included in this annual report, and for each of the quarters in the year ended December 31, 2009.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting are not effective as of December 31, 2009, as reflected by our need to restate our financial statements for the years ended December 31, 2009 and 2008 which are included in this annual report, and for each of the quarters in the year ended December 31, 2009.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements originally contained in our annual report on Form 10-K for the years ended December 31, 2009 should not be relied upon due to the following:

•
We improperly allocated, for financial statement purposes, the proceeds received in connection with the April 2008 debt financing transaction and the August and December 2009 preferred stock financing transactions (collectively, “the financings”). The restated financial statements include the effects of properly allocating the financing proceeds between (1) the debt or preferred stock, as applicable, (2) any derivative liabilities associated with warrants for the purchase of common stock, and (3) any beneficial conversion features (“BCF”), as a component of additional paid-in capital, which allow the debt and preferred stockholders to convert their investment into the Company’s common stock on favorable terms.

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, we improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is now reported in the 2009 income statement.

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

•
A BCF was inappropriately recorded as a debt discount on the April 2008 financing in addition to being amortized over the subsequent 12 months with a charge to expense. Furthermore, separate BCFs associated with the December 2009 preferred stock financings were erroneously omitted due to a misallocation of proceeds for financial statement purposes. The restated financial statements include the effects of allocating financing proceeds to the applicable BCFs by recording a preferred stock discount with a credit to additional paid-in capital. The discounts were then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

•	Earnings per share has been restated to include the effects of the restated financial statements

We intend to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that its financial controls and disclosure controls are effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to year end, we determined that we need to improve our internal controls relating to the issuance of equity and financial instruments to insure that such transactions are properly accounted for.

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

ITEM 9B.                      Other Information

None.

PART III

Item 10.  Directors and Executive Officers

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

Information required under Part III (Items 10, 11, 12, 13 and 14) is contained in our definitive information statement which was filed with the SEC on May 27, 2010 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

 (c)  Exhibits

2.1 (1)	Share Exchange Agreement, dated January 15, 2009, among the registrant, Organic Region Group Limited and its subsidiaries and stockholders.
3.1(2)	Articles of Incorporation of the registrant, as amended.
3.2 (1)	Bylaws of the registrant adopted on March 11, 2008.
3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock.
4.1 (1)	Piggyback Registration Rights Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.2 (1)	Redemption Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.3 (1)	Form of Convertible Promissory Note issued by the registrant, dated January 15, 2009.
4.4 (1)	Form of Convertible Promissory Note issued by Organic Region Group Limited, dated April 23, 2008.
4.5 (1)	Form of Warrant issued by Organic Region Group Limited, dated April 23, 2008.
4.6 (4)	Form of Warrant issued by Sino Green Land Corporation, dated August 3, 2009.
4.7 (5)	Form of Series A Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
4.8 (5)	Form of Series B Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
10.1 (1)	Indemnification Agreement, dated January 15, 2009, by Michael Friess and Sanford Schwartz in favor of the registrant and Organic Region Group Limited and its subsidiaries and stockholders.
10.2 (1)	Form of Securities Purchase Agreement, dated April 23, 2008.
10.3 (1)	Consulting Services Agreement, dated January 1, 2005, between Organic Region Group Limited and Mr. Xiong Luo (English Translation).
10.4 (1)	Director Agreement, dated February 15, 2008, between Organic Region Group Limited and Mr. Anson Yiu Ming Fong.
10.5 (1)	Director Agreement, dated January 5, 2004, between Organic Region Group Limited and Mr. Xiong Luo.
10.6 (1)	Director Agreement, dated November 22, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.7 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Chi Ming Leung.
10.8 (1)	Executive Employment Agreement, dated September 1, 2007, between Organic Region Group Limited and Mr. Xiong Luo.
10.9	[omitted].
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

10.16 (1)	Supplementary Agreement to Premises Lease Agreement between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).

10.17 (1)	Transfer Agreement of Patent Application Right, January 10, 2009, by and among Guangzhou Organic Region Agriculture Ltd., Mr. Xiong Luo and Mr. Anson Yiu Ming Fong (English Translation).
10.18 (3)	Director Agreement, between Sino Green Land Corporation and Jeremy Goodwin, dated February 2, 2009.
10.19 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.20 (4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.21 (5)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 7, 2009, between Sino Green Land Corporation and the investors.
16.1 (1)	Letter from Schumacher & Associates, Inc., regarding change in certifying accountant.
21 (1)	Subsidiaries of the registrant.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Included herewith
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on January 21, 2009.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-K/A filed on April 21, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2009.
(4)	Incorporated by reference to Exhibits 4.1, 10.1, and 10.2 to the Company's Current Report on Form 8-K/A filed on August 7, 2009.
(5)	Incorporated by reference to Exhibits 3.1, 4.1, 4.2, and 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 27, 2010

SINO GREEN LAND CORPORATION

/s/ Anson Yiu Ming Fong
Anson Yiu Ming Fong
Chairman of the Board

Each person whose signature appears below hereby authorizes Anson Yiu Ming Fong or Xiong Luo or either of them acting along in the absence of the other as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Xiong Luo	Chief Executive Officer and President	October 27, 2010
Xiong Luo	(Principal Executive Officer)

/s/ Huasong Sheena Shen	Chief Financial Officer	October 27, 2010
Huasong Sheena Shen	(Principal Financial and Accounting Officer)

/s/ Anson Yiu Ming Fong	Director	October 27, 2010
Anson Yiu Ming Fong

/s/ Jeremy Goodwin	Director	October 27, 2010
Jeremy Goodwin

/s/ Danvil Kin Hang Chan	Director	October 27, 2010
Danvil Kin Hang Chan

/s/ Karen Tse	Director	October 27, 2010
Karen Tse

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Sino Green Land Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sino Green Land Corp and Subsidiaries as of December 31, 2009 and 2008 (restated), and the related restated consolidated statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 14 to the consolidated financial statements, the 2009 and 2008 consolidated financial statements have been restated to correct misstatements.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 12, 2010

SINO GREEN LAND CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,987,616	$544,860
Accounts receivable, net	171,143	200,731
Due from related parties	1,006	352,799
Inventories	9,934	16,931
Advances-current portion	256,225	-
Other current assets	343,169	58,045
Total Current Assets	2,769,093	1,173,366

Property and Equipment, net	547,727	139,765

Deposit	365,647	-

Advances	4,355,829	497,568

Long-term Prepayments	18,961,869	16,258,707

Total Assets	$27,000,165	$18,069,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,186,923	$1,529,786
Advances from customers	48,690	56,443
Due to related parties	3,364	129,444
Convertible debentures	-	360,710
Derivative liability	5,206,567	340,266
Total Current Liabilities	6,445,544	2,416,650

Stockholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 and 0 shares are designated as series A convertible preferred stock, with 1,650,000 and 0 share s issued and outstanding as of December 31, 2009 and 2008, respectively	650	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 104,943,337 and 81,648,554 issued and outstanding as of December 31, 2009 and 2008, respectively	104,944	81,649
Additional Paid-in capital	7,736,406	4,919,351
Other comprehensive income	762,504	1,075,973
Retained earnings	11,950,117	9,575,783
Total stockholders' equity	20,544,621	15,652,756

Total Liabilities and Stockholders' Equity	$27,000,165	$18,069,406

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Restated)	(Restated)

Sales	$108,045,437	$73,562,759

Cost of goods sold	96,308,289	65,825,333

Gross profit	11,737,148	7,737,426

Operating expenses
Selling expenses	2,581,330	1,630,781
General and administrative expenses	2,216,416	1,073,400
Total operating expenses	4,797,746	2,704,181

Operating income	6,939,402	5,033,245

Other income(expense)
Interest expenses, net	(63,882)	(133,650)
Loss on debt extinguishment	(139,289)	-
Change in derivative liability	(3,866,300)	(200,977)
Others, net	154,404	15,399
Total other expense	(3,915,068)	(319,228)

Net income	3,024,334	4,714,017
Deemed preferred stock dividend	(650,000)	-
Net income applicable to common stockholders	2,374,334	4,714,017

Comprehensive income:
Net income	3,024,334	4,714,017
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(313,469)	777,795

Comprehensive income	$2,710,865	5,491,812

Net income per share
Basic	$0.03	$0.06
Diluted	$0.02	$0.06

Weighted average number of shares outstanding
Basic	89,772,302	81,648,554
Diluted	117,579,469	81,648,554

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008 (RESTATED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2007	–	$–	81,648,554	81,649	$4,919,351	$298,178	$4,861,766	$10,160,944
Foreign currency translation gain	–	–	–	–	–	777,795	–	777,795
Net income for the year ended December 31, 2008	–	–	–	–	–	–	4,714,017	4,714,017
Balance as of December 31, 2008 (Restated)	–	–	81,648,554	81,649	4,919,351	1,075,973	9,575,783	15,652,756
Recapitalization due to reverse acquisition	–	–	5,832,039	5,832	(5,832)	–	–	–
Issuance of preferred stock	1,650,000.00	650	–	–	554,350	–	–	555,000
Issuance of common stock	–	–	17,462,744	17,463	1,618,537	–	–	1,636,000
Foreign currency translation gain	–	–	–	–	–	(313,469)	–	(313,469)
Deemed dividend for preferred stock			–	–	650,000	–	(650,000)	–
Net income for the year ended December 31, 2009	–	–	–	–	–	–	3,024,334	3,024,334

Balance as of December 31, 2009 (Restated)	1,650,000	$650	104,943,338	$104,944	$7,736,406	$762,504	$11,950,117	$20,554,621

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008 (RESTATED)
	2009 (Restated)	2008 (Restated)
Cash flows from operating activities
Net income	$3,024,334	$4,714,017
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	79,178	83,694
Amortization	627,304	508,713
Loss on debt extinguishment	139,289	-
Gain from debt forgiveness	(162,949)
Change in derivative liability	3,866,300	200,977
Debt discount (part of interest expense)	(32,948)	71,266
Decrease / (Increase) in current assets
Accounts receivable	29,140	5,893
Inventories	6,957	23,992
Other current assets	(285,095)	(8,160)
Deposit	(365,450)	–
Advances	(4,113,619)	(23,745)
Long-term prepaid expense	(3,363,950)	(7,209,225)
Increase in current liabilities
-Accounts payable & accrued expense	(367,118)	1,190,819
Advances from customer	(7,629)	(26,579)
Tax payables	156	68
Other payables	128,410	558,905

Net cash (used in) provided by operating activities	(797,689)	123,583

Cash flows from investing activities
Acquisition of plant, property, and equipment	(487,221)	(4,276)

Cash flows from financing activities
Proceeds from (payment to) issuance of convertible notes	(502,684)	500,000
Net proceeds from issuance of preferred stock and warrants	1,555,000	–
Proceeds from issuance of common stock and warrants	1,636,000	–
Proceeds from (payments to) related parties	226,405	(603,970)
Net cash provided by (used in) financing activities	2,914,721	(103,970)

Effect of exchange rate change on cash and cash equivalents	(187,055)	86,477

Net increase in cash and cash equivalents	1,442,756	101,814

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$1,987,616	$544,860

Supplement disclosure of cash flow information
Interest expense paid	$104,800	$–
Income taxes paid	$–	$–

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

The Company, through its Chinese operating subsidiaries and a variable interest entity ,  is engaged in the wholesale distribution, marketing and sales of premium fruits through wholesale centers and to supermarkets in China.

On January 15, 2009, the Company entered into a share exchange agreement with Organic Region Group Limited (“Organic Region”), its stockholders and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”), Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Pursuant to the share exchange agreement and a related agreement with the Company’s two former principal stockholders:

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

Zhuhai Organic was formed by a British Virgin Islands corporation known as Nature Institution Group Ltd. (“NI Group”) on January 3, 2004, and Guangzhou Organic was formed by NI Group on September 24, 2004. On December 31, 2007, NI Group transferred to Organic Region all of the stock of Zhuhai Organic for $5,000,000 and all of the stock of Guangzhou Organic for no consideration since Guangzhou Organic had negative equity. At the time of the transfer, NI Group had made the required capital contributions to both Zhuhai Organic and Guangzhou Organic, the transfers were treated as transfers between related parties because, at the time of the transfer, one of NI Group’s stockholders, who held a 13.5% interest in NI Group, was also a 50% stockholder in Organic Region. Since the transfers were between related parties, the assets of the acquired companies were carried at their historical cost and the amount by which the total purchase price exceeded the value of the assets of Zhuhai Organic and Guangzhou Organic, which was $365,755, was recorded as deemed dividend to the stockholder on December 31, 2007.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principle of consolidation

The accompanying restated consolidated financial statements (See Note 14 for a description of the restatements) include the accounts of the Company and its wholly-owned subsidiaries, Zhuhai Organic and Guangzhou Organic, Fuji Sunrise, HK Organic and Southern International, together with its 100% Variable Interest Entity (VIE), Guangzhou Greenland. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On January 1, 2005, Organic Region entered into exclusive arrangements with Mr. Xiong Luo, who was then the Company’s chief operating officer and has since become the Company’s chief executive officer and president, and who holds the business license for Guangzhou Greenland, that give the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result, the Company consolidates the financial results of Guangzhou Greenland as variable interest entity pursuant to ASC 810 (Originally issued as Financial Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46R”).

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

e. Other current assets

Other current assets, valued at $343,169 as of December 31, 2009, represents an unsecured loan receivable in the amount of $292,517, at an interest rate of 5.31%, from an unrelated party. This loan was due in January 2010 and relates to a loan made to the local fruit association in connection with the construction of a seeding lab for emperor bananas. The loan was collected in March 2010. The interest income for the year ended December 31, 2009 was $15,524. As of December 31, 2008, the other current assets amounted to $58,045.

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

l. Deemed Preferred Stock Dividend

The Company records a deemed preferred stock dividend for the amortization of any discount arising from beneficial conversion features associated with its preferred shares. Upon issuance, this discount is offset by a credit to additional paid-in capital, and is generally amortized over its earliest conversion period. Due to the perpetual nature of the preferred shares and the immediate conversion rights, the full discount is reflected as a deemed preferred stock dividend upon issuance.

m. Revenue recognition

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

n . Income taxes

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

o. Income per share of common stock

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

	Years Ended December 31,
	2009	2008
Net income	$3,024	$4,714
Weighted average shares of common stock outstanding	89,772	81,649
Diluted effect of warrants, options, and preferred stock	27,807	-
Weighted average shares of common stock – diluted	117,579	81,649
Net income available per share of common stock – basic	$0.03	$0.06
Net income per share of common stock – diluted	$0.02	$0.06

p. Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi ( RMB ), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of stockholders’ equity.

q. Fair values of financial instruments

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

r. Earning per share (EPS)

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

Basic and diluted earning per share was $0.03 and $0.02 for the year ended December 31, 2009, respectively. Basic and diluted earning per share was $0.06 and $0.06 for the year ended December 31, 2008, respectively.

s. Segment reporting

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

t. Statement of cash flows

In accordance with ASC 230 (Originally issued as SFAS No. 95), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

u. Subsequent Events.

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of October 21, 2010, the date on which the Form 10-K/A, which includes the restated consolidated financial statements at and for the year ended December 31, 2009, was available to be issued.

v. Recent Accounting Pronouncements

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

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective for the Company beginning in the first quarter of fiscal year 2010 and hav had no impact on our consolidated financial statements.

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

w. Reclassifications

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

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $1,006 and $352,799 as of December 31, 2009 and 2008, respectively. The Company has a balance due from one stockholder and director amounting to $1,006 as of December 31, 2009. The amount due is interest free, unsecured and due on demand. The Company had a balance due from one company which is under common control with the Company amounting to $352,799 as of December 31 2008 and $0 as of December 31, 2009. The amount due is interest free, unsecured and due on demand.

Due to related parties amounted to $3,364 and $129,444 as of December 31, 2009 and 2008, respectively. The Company has a balance due to one stockholder and director of the Company amounting to $3,364 as of December 31, 2009. The amount due is interest free, unsecured and due on demand. The Company has a balance due to related parties amounting to $129,444 as of December 31, 2008 and $0 as of December 31, 2009. It was due to the companies which are under common control with the Company. The amounts due were interest free, unsecured and due on demand and were paid in 2009.

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

The details of long-term prepayments are listed below as of December 31, 2009 and 2008:

	2009	2008
Long-term prepayment –cost	$20,996,380	$17,450,561
Accumulated amortization	(2,034,511)	(1,191,854)
Net	$18,961,869	$16,258,707

Amortization expenses for the years ended December 31, 2009 and 2008 were $627,304 and $508,713, respectively, and are included in cost of goods sold.

Amortization expenses for the next five years after December 31, 2009 are approximately as follows:

2010	$886,181
2011	886,181
2012	886,181
2013	886,181
2014	886,181
After	14,530,964
Total	$18,961,869

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of December 31, 2009 and 2008:

	2009	2008
Accounts payable	$385,726	$804,437
Accrued payroll	130,542	90,916
Accrued expenses	465,895	557,692
Advance subscription	180,526	-
Other payable	24,234	76,741
	$1,186, 923	$1,529,786

The Company had advance fund which against issuance of shares subsequent to the year end.

7. SHORT TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region, which was then a privately-owned company, issued for $500,000 its one-year 18% convertible notes with common stock warrants in the total amount of $500,000.  Upon the completion of the reverse acquisition the Company assumed the notes and related warrant obligations. . The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company.

Upon issuance of the debt, the Company allocated the proceeds between the debt and warrants in the amount of $360,711 and $139,289, respectively.  The warrants were classified as a derivative due to the variability in their exercise terms, and remain outstanding. In  August 2009, the debt was repaid in full, with interest, and the Company recognized a $139,289 loss on debt extinguishment.

8. EQUITY TRANSACTIONS

On January 15, 2009, the Company completed the reverse acquisition as described in Note 1. Pursuant to the share exchange agreement, the Company issued 81,648,554 shares of common stock in exchange for all of the outstanding common stock of Organic Region.

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of December 31, 2009, the Company accrued the value of 45,833 shares, reflecting the shares that were due through December 31, 2009 pursuant to his agreement. The shares were issued subsequent to December 31, 2009.

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

Sales of Securities

During August 2009, the Company issued securities in the following transactions:

a. Effective August 3, 2009, the Company entered into common stock and warrant purchase agreements with non-affiliated investors. Pursuant to these agreements, for an aggregate consideration of $1,636,000, the Company issued:

(i) an aggregate of 13,129,410 shares at a stated purchase price of $0.085 per share and 4,333,334 shares at $0.12 per share;

(ii) two-year warrants to purchase 10,145,454 shares of common stock at $0.11 per share and 3,466,666 shares of common stock at $0.15 per share; and

(iii) an option to purchase up to 6,500,000 shares of common stock at a purchase price of $0.12 per share. The warrants may be exercised through August 3, 2011, are considered to be indexed to the company’s stock, and are all reflected as a component of equity in the accompanying financial statements.

b.. Pursuant to a Series A Convertible Preferred Stock and Warrant Purchase Agreement dated August 7, 2009, for a total consideration of $1,000,000, the Company:

(i) issued of an aggregate of 1,000,000 shares of series A convertible preferred stock;

(ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and ;

(iii) granted these stockholders an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share through February 10, 2010.  In December 2010, $650,000 of A Preferred Share options were exercised.

The entire $1,000,000 of proceeds received on August 7, 2009 was allocated to the warrants and is reflected as a derivative liability due the variability in the exercise price, which was based upon the Company’s future operating results. The warrants may be exercised at any time prior to August 7, 2014. In the event that, prior to August 7, 2011, the Company issues common stock at a price less than the exercise price, the exercise price of the $0.14 warrants is reduced to the consideration received by us for the issuance of the shares.

The December 2009 issuance of convertible preferred stock contained beneficial conversion terms and resulted in the recognition of a discount on preferred stock upon issuance, and a corresponding beneficial conversion feature. The discounts were charged to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

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

Pursuant to the Series A Preferred Stock and warrant purchase agreement, in addition to the foregoing and other conditions, the Company agreed that:

•
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

•
The Company would cancel any outstanding preferred stock and, prior to August 7, 2012, not issue additional shares of preferred stock, other than pursuant to the purchase agreement or sales at a price of $0.135 per share on an as-converted basis.

•
The Company would have any outstanding convertible debt converted into either a straight loan with a reasonable payment schedule or converted into common stock at a price of not less than $0.085 per share.

•
With certain exceptions, if, prior to August 7, 2011, the Company issues stock at a price less than the conversion price of the Series A Preferred Stock, which is presently $0.088 per share, then the conversion price of the Series A Preferred Stock would be reduced to the lower price at which such shares were sold.

•
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

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2007	-	-	$-	-
Granted	5,115,090	5,115,090	0.098	4.6
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4.6
Granted	33,612,120	33,612,120	0.16	3.34
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	38,727,210	38,727,210	$0.15	3.51

Stock options

The preferred stock option activity was as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	-	-	-
Granted	1,000,000	$1.00	$909,091
Forfeited	-	-	-
Exercised	650,000	1.00	590,909
Outstanding, December 31, 2009	350,000	$1.00	$318,182

Following is a summary of the status of preferred stock options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Average	Outstanding	Average Remaining		Exercisable
Exercise Price	Options	Contractual Life	Exercise Price	Options
$1.00	350,000	0.22	$1.00	350,000

Since we only had 1,000,000 shares of series A preferred stock authorized at December 31, 2009, the exercise of the preferred stock option to purchase 650,000 shares of series A preferred stock was subject to the amendment to the certificate of designation which increased the number of authorized shares of series A preferred stock to 2,000,000 shares.  Since there was no restriction on the use of the cash, the only consent to the amendment to the certificate of designation to increase the authorized shares of common stock was the consent of the three holders of the series A preferred stock who were also the option holders and the amendment to the certificate of designation was filed and the series A preferred stock was issued, the Company treated the option as having been exercised when the Company receive the option exercise proceeds in December 2009.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	12/31/2009
Liabilities:
Derivative instruments - Warrants	$—	$5,206,567	$—	$5,206,567
Total	$—	$5,206,567	$—	$5,206,567

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) and the August 2009 preferred share financing (Series A Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants		Series A Warrants $0.14		Series A Warrants $0.25
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008
Market price of common stock:	$0.25	$0.09	$0.25	$0.09	$0.25	$0.09
Exercise price:	$0.098	$0.098	0.14	$0.14	0.25	$0.25
Expected term (years):	4.6	5.0	4.6	5.0	4.6	5.0
Dividend yield:	–	–	-	-	-	-
Expected volatility:	120.82%	112.01%	120.82%	112.01%	120.82%	112.01%
Risk-free interest rate:	1.50%	1.50%	1.75%	1.75%	1.75%	1.75%

As of December 31, 2009, none of the warrants had been exercised.

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

	2009		2008
U.S. statutory rate	34%		34%
Foreign income not recognized in U.S.	(34	) %	(34	) %
PRC income tax	25%		25%
Exempt from income tax	(25)%		(25)%
Tax expense at actual rate	0%		0%

Sino Green Land, Inc. was incorporated in the United States and has incurred estimated accumulated net operating losses of $15,164 and $350,670 as of December 31, 2009 and 2008 for the tax purposes, respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $15,164 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, in 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended December 31, 2009 was $15,164 and the valuation allowance as of December 31, 2009 amounted to $15,164.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $11,950,117 as of December 31, 2009, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

13. EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

In May 2010, the Company raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share pursuant to agreements with two sets of investors.  One group of investors purchased a total of 3,375,000 shares for $675,000 (the “group A investors”) and the other group purchased 13, 625,000 shares of common stock for $2,725,000 (the “group B investors”).  In connection with the May 2010 financing, we agreed with the investors that:

•
If, as any time as long as any of the group A investors holds any of the shares of common stock purchased in the financing, the Company sells shares of common stock or issue convertible securities with an exercise price or conversion price which is less than the price paid in the financing, which was $0.20 per share, the Company is to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The group B investors have no comparable provision.

•
The Company would hire a finance manager or chief financial officer with United States public company experience, within 45 days after the closing.  If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the position is filled.  The Company satisfied this covenant.

•
Within 45 of closing, the Company shall have a majority of independent directors of which two are to be English-speaking and have prior experience with United States public companies.  If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.  The Company has satisfied this requirement.

•
Within 120 days of closing with respect to the group A investors and 180 days of closing with respect to the group B investors, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

•
Within 90 days of closing, the Company agreed with the group A investors to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split” and the Company agreed with the group B investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

On September 24, 2010, the holders of the series A preferred stock and the warrants to purchase 20,000,000 shares of common stock that were issued in the August 2009 financing waived the provisions in the purchase agreement and the warrants that provided for a reduction in the conversion price of the series A preferred stock and the exercise price of the warrants if the Company did not meet certain earnings levels or if the Company sold shares of common stock or convertible securities at a conversion or exercise price that was less than the conversion price of the series A preferred stock and the exercise price of the warrants.

On October 4, 2010, the Company sold 5,000,000 shares of common stock to two investors at $0.20 per share to two investors, for total gross proceeds of $1,000,000.  In connection with the financing, the Company agreed with the investors that:

•
If, as any time as long as any investor holds any of the shares of common stock purchased in the financing, the Company sells shares of common stock or issues convertible notes or convertible preferred stock at a price or with a conversion price which is less than the $0.20 price paid in the financing, the Company is to issue additional shares to the investors so that the effective price per share is equal to such lower price.

•
Within 120 days of closing, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

•
Within 90 days of closing, the Company agreed with to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

14. RESTATEMENT OF FINANCIAL STATEMENTS

On August 23, 2010, the Company concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively, should not be relied upon due to the following:

•
The Company improperly allocated, for financial statement purposes, the proceeds received in connection with the April 2008 debt financing transaction and the August and December 2009 and January 2010 preferred stock financing transactions (collectively, “the financings”). The restated financial statements include the effects of properly allocating the financing proceeds between (1) the debt or preferred stock, as applicable, (2) any derivative liabilities associated with warrants for the purchase of common stock, and (3) any beneficial conversion features (“BCF”), as a component of additional paid-in capital, which allow the debt and preferred stockholders to convert their investment into the Company’s common stock on favorable terms.

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The restated financial statements include the effects of reporting the loss on debt extinguishment properly.

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

•	Earnings per share have been restated to include the effects of the restated financial statements.

The Company’s management has determined that as a result of such accounting matters, its reported net income was overstated by $3,529,126 for the year ended December 31, 2009 and understated by $112,650 for the year ended December 31, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the years ended December 31, 2009 and 2008 as restated and as initially reported in the Company’s Reports on Form 10-K previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of December 31, 2009 and 2008.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

	As Reported	As Restated	As Reported	As Restated
	12/31/2009	12/31/2009	12/31/2008	12/31/2008
BALANCE SHEET:
Convertible debenture	$-	$-	$313,627	$360,710

Derivative liability	-	5,206,567	-	340,266

Additional Paid-in Capital	10,119,540	7,736,406	5,419,351	4,919,351

Retained earnings	14,772,550	11,950,117	9,463,133	9,575,783

INCOME STATEMENT:
Other Income (Expense)
Interest expense	(353,973)	(63,882)	(133,650)	(133,650)
Loss on debt extinguishment	-	(139,289)	-	-
Beneficial conversion feature expense	(153,425)	-	(393,345)	-
Change in derivative liability	-	(3,866,300)	46,770	(200,977)
Net income	6,553,460	3,024,334	4,601,367	4,714,017
Deemed preferred Stock dividend	(1,244,043)	(650,000)	-	-
Net income applicable to common stockholders	5,309,417	2,374,334	4,601,367	4,714,017
Comprehensive income:
Net income	$5,309,417	$3,024,334	$4,601,367	$4,714,017
Other comprehensive loss:
Foreign currency translation gain/(loss)	(313,469)	(313,469)	777,795	777,795
Comprehensive income	$4,995,948	$2,710,865	$5,379,162	$5,491,812
Net income per share:
Basic	$0.07	$0.03	$0.06	$0.06
Diluted	$0.06	$0.02	$0.06	$0.06
Weighted average number of shares outstanding
Basic	89,772,302	89,772,302	81,648,554	81,648,554
Diluted	117,579,469	117,579,469	81,648,554	81,648,554