Form 10-Q/A
period 2010-03-31
Sino Green Land Corp
filed 2010-10-27
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(AMENDMENT NO. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,759,340

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited and Restated) and December 31, 2009 (Restated)	2

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended March 31, 2010 (Unaudited and Restated) and 2009 (Unaudited and Restated)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited and Restated) and 2009 (Unaudited and Restated)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	31

ITEM 4.	CONTROLS AND PROCEDURES	31

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS.	33

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

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited & Restated)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,815,756	$1,987,616
Accounts receivable, net	257,031	171,143
Due from related parties		1,006
Inventories		9,934
Advances-current portion	302,503	256,225
Other current assets	83,995	343,169
Total Current Assets	2,459,286	2,769,093

Property and Equipment, net	528,696	547,727

Deposit	365,706	365,647

Advances	5,136,372	4,355,829

Long-term Prepayments	22,033,960	18,961,869
Total Assets	$30,524,020	$27,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,306,145	$1,186,923
Advances from customers	48,697	48,690
Due to related parties	89,771	3,364
Derivative liability	7,479,048	5,206,567
Total Current Liabilities	8,923,661	6,445,544

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,606,000 and 1,650,000 shares outstanding on March 31, 2010 and December 31, 2009, respectively	606	650
Common stock, $0.001 par value, 780,000,000 shares authorized, 111,943,670 and 104,943,337 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	111,944	104,944
Shares to be issued	350,000	-
Additional paid in capital	8,863,103	7,736,406
Other comprehensive income	758,775	762,504
Retained earnings	11,515,931	11,950,117
Total shareholders' equity	21,600,359	20,554,621

Total Liabilities and Stockholders' Equity	$30,524,020	$27,000,165

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
	(Restated)	(Restated)
Sales	$33,555,804	$18,530,563

Cost of goods sold	29,919,804	16,407,579

Gross profit	3,635,999	2,122,984

Operating expenses
Selling expenses	792,180	399,055
General and administrative expenses	442,737	807,352
Salary & Wages	208,396	129,600
Stock Compensation	3,625
Total operating expenses	1,446,938	1,336,007

Operating income	2,189,061	786,977

Other income(expense)
Interest expenses (income)	1,606	(22,500)
Change in derivative liability	(2,272,481)	(38,800)
Others, net	(2,370)	(261,755)
Total other income (expense)	(2,273,245)	(323,055)

Net income	(84,183)	463,922
Deemed preferred stock dividend	(350,000)
Net income applicable to common stockholders	(434,183)	463,922

Comprehensive income:
Net income	(84,183)	463,922
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(3,729)	(26,941)

Comprehensive income	$(87,912)	$436,981

Net income per share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
Weighted average number of shares outstanding
Basic	109,193,511	83,341,851
Diluted	144,961,005	83,866,207

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	MARCH 31,
	2010	2009
Cash flows from operating activities	(Restated)	(Restated)
Net income	$(84,183)	$463,922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	20,638	21,010
Amortization	222,312	174,850
Change in derivative liability	2,272,481	38,800
Stock compensation	3,613
Decrease / (Increase) in current assets
Accounts receivable	(85,861)	12,679
Inventories	9,935	10,168
Other current assets	706,326	(288,803)
Advances	(1,273,256)	11,652
Long-term prepaid expense	(3,291,384)	(950,916)
Increase (decrease) in current liabilities
Accounts payable & accrued expense	(43,310)	(477,268)
Advances from customer
Tax payables	690	509
Other payables	155,729	(55,344)

Net cash provided by operating activities	(1,386,270)	(1,038,741)
Cash flows from investing activities
Acquisition of plant, property, and equipment	(1,520)	(1,736)
Net cash used in investing activities	(1,520)	(1,736)
Cash flows from financing activities
Proceeds from sale of preferred stock, net of offering cost	350,000	-
Proceeds from sale of common stock, net of offering cost		780,040
Proceeds from repayment of loan from related parties		(14,180)	975,603
Net cash provided by financing activities		1,115,860	975,603

Effect of exchange rate change on cash and cash equivalents		100,071	(847)

Net increase in cash and cash equivalents		(171,860)	(65,721)

Cash and cash equivalents, beginning balance		1,987,616	544,860
Cash and cash equivalents, ending balance		$1,815,756	$479,139
Supplement disclosure of cash flow information
Interest expense paid	$
Income taxes paid	$
Non-cash financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature
Exercise of options		$350,000

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements (see note 12 for a description of the restatement) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009, as restated. See Note 12. The results of the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Deposit

As of March 31, 2010 and December 31, 2009, the Company had deposits in the amounts of $365,706 and $365,647, respectively with an unrelated third party in connection with the lease described above. The deposit is refundable after the expiration of the term of the lease.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $0 and $9,934 as of March 31, 2010 and December 31, 2009, respectively.

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

	Three months period Ended
	March 31,
	2010 (Restated)	2009 (Restated)
Net Income	$(84,183)	463,922
Less : Deemed Preferred Stock Dividend	(350,000)
Net income available to common shareholders	$(434,183)	$463,922

Weighted average shares of common stock outstanding	109,194	83,315
Diluted effect of warrants, options, and preferred stock	35,767	551
Weighted average shares of common stock – diluted	144,961	83,866

Earnings per share – basic	$(0.00)	$0.01
Earnings per share -- diluted	$(0.00)	$0.01

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected in the number of diluted shares 3,117,055 for the three months period ended March 31, 2010.

Pursuant to a common stock offering, effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock, of which 10,145,454 and 3,466,666 have an exercise price of $0.11 and $0.15 per share, respectively, and are exercisable through August 3, 2011. The average stock price for the six month period ended March 31, 2010 was $0.25 per share. The warrants with $0.11 exercise price and $0.15 exercise price had a dilutive effect of 5,685,841 and 1,388,710 shares for the three months period ended March 31, 2010, respectively.

Pursuant to a $1,000,000 preferred stock offering on August 7, 2009, the Company (i) issued of an aggregate of 1,000,000 shares of Series A Preferred Stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of Series A Preferred Stock at a purchase price of $1.00 per share of Series A Preferred Stock.

The preferred stock had a dilutive effect of 22,220,160 shares for the three months period ended March 31, 2010. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,405,503 shares and 9,826 shares respectively for the three months period ended March 31, 2010. The preferred stock option had no dilutive effect, for the outstanding options to purchase 350,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Series A Preferred Stock were exercised on January 5, 2010.

On January 15, 2010, pursuant to an option granted in August 2009, we issued for $280,000, (a) 2,333,333 shares of c ommon s tock and (b) warrants to purchase 1,866,667 shares of common stock at an exercise price of $0.15 per share. Such issuance had a dilutive effect of 747,767 shares for the three months period ended March 31, 2010.

At March 31, 2010, there remained outstanding from the August 2009 financing an option to purchase, for $500,000, (a) 4,166,667 shares of common stock and (b) a warrant to purchase 3,333,333 shares of common stock at an exercise price of $0.15 per share.  This option has a dilutive effect of 2,168,632 shares of common stock for the three months ended March 31, 2010.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Manufacturing machinery	$403,887	$403,822
Office equipment	42,117	40,591
Motor vehicle	24,147	24,143
Leasehold Improvement	484,925	484,848
Total	955,076	953,044

Less: Accumulated Depreciation	(426,676)	(405,677)
Property & Equipment, net	$528,696	$547,727

Depreciation expenses for the three month period ended March 31, 2010 and 2009 were 20,638 and $21,010, respectively.

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $0 and $1,006 as of March 31, 2010 and December 31, 2009, respectively. The amount due is interest free, unsecured and due on demand. The Company has collected such amounts as of March 31, 2010.

Amounts due to related parties amounted to $89,771 and $3,364 as of March 31, 2010 and December 31, 2009, respectively. The Company has a balance due to one shareholder and director of the Company amounting to $89,771 as of March 31, 2010. The amount due is interest free, unsecured and due on demand.

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

The Company acquired one new land lease, for which our long term prepayments totaled $3,291,350, and it paid $2,954,901during the three months ended March 31, 2010.  The remaining balance will be paid in the second quarter of 2010.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the contracts. As of March 31, 2010 and December 31, 2009, the Company has long-term prepayments (net) in the amount of $22,033,960 and $18,961,869, respectively.

The details of long-term prepayments are listed below as of March 31, 2010 and December 31, 2009:

	March 31,	December
	2010	31, 2009
Long-term prepayment –cost	$24,291,109	$20,996,380
Accumulated amortization	(2,257,149)	(2,034,511)
Net	$22,033,960	$18,961,869

Amortization expenses for the three months period ended March 31, 2010 and 2009 were $222,312 and $174,858.

Amortization expenses for the next five years after March 31, 2010 are approximately as follows:

Remainder of 2010	$728,733
2011	971,644
2012	971,644
2013	971,644
2014	971,644
Thereafter	$17,418,651
Total	22,033,960

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of March 31, 2010 and December 31, 2009:

	March 31,	December
	2010	31, 2009
Accounts payable	$398,701	$385,726
Accrued payroll	117,402	130,542
Accrued expenses	428,121	465,895
Advance subscription	-	180,526
Other payable	361,921	24,234
	$1,306,145	$1,186, 923

7. EQUITY TRANSACTIONS

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of March 31, 2010, the Company accrued the value of 58,333 shares, reflecting the shares that were due to such director  through the quarter ended March 31, 2010. The shares have not been issued through March 31, 2010.

Sales of Securities

On January 15, 2010, pursuant to an option granted in August 2009, we issued for $280,000, (a) 2,333,333 shares of common stock and (b) warrants to purchase 1,866,667 shares of common stock at an exercise price of $0.15 per share. U nder the Black Scholes model, the fair market value for the warrants, which are reflected as a component of paid-in capital, is $281,792.

On February 24, 2010, one investor converted 44,015 shares of convertible preferred stock into 500,0 1 0 shares of c ommon s tock.

On February 8, 2010, the Company sold to two of the investors and their affiliates a total of 4,167,000 shares of common stock for a purchase price of $0.12 per share, for a total of $500,000 after brokerage commission. In connection with this financing, the holders of the $0.14 warrants issued in the August 7, 2009 financing waived any anti-dilution adjustment resulting for this issuance.

During the quarter, an option to purchase 350,000 series A preferred stock was exercised, and the exercise price was received, subject to an amendment to the certificate of amendment to the certificate of designation for the series A convertible preferred stock, which was filed on May 14, 2010.

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2007	-	-	-	-
Granted	5,115,090	5,115,090	0.098	4.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2008	5,115,090	5,115,090	0.098	4.00
Granted	33,612,120	33,612,120	0.16	3.79
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	38,727,210	38,727,210	0.15	2.94
Granted	1,866,667	1,866,667	0.15	1.83
Forfeited
Exercised
Outstanding, March 31, 2010	40,593,877	40,593,877	0.15	2.65

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	3/31/2010
Liabilities:
Derivative instruments-Warrants	$—	$7,479,048	$—	$7,479,048
Total	$—	$7,479,048	$—	$7,479,048

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) and the August 2009 preferred share financing (Series A Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants		Series A Warrants $0.14		Series A Warrants $0.25
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
Market price of common stock:	$0.35	$0.25	$0.35	$0.25	$0.35	$0.25
Exercise price:	$0.098	$0.098	0.14	$0.14	0.25	$0.25
Expected term (years):	4.36	4.60	4.36	4.60	4.36	4.60
Dividend yield:	–	–	-	-	-	-
Expected volatility:	114.89%	120.82%	114.89%	120.82%	114.89%	120.82%
Risk-free interest rate:	1.50%	1.50%	1.75%	1.75%	1.75%	1.75%

As of May 17, 2010, none of the warrants had been exercised.

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

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Organic has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012. For the six months ended March 31, 2010, Guangzhou Organic had a net loss. Guangzhou Greenland in PRC which had net income from operations for the six months ended March 31, 2010 is exempted from income tax according to tax law of PRC. The other two subsidiaries got net losses from business operation. Therefore, the Company does not have a provision for income tax. The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the six months ended March 31, 2010 and 2009.

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

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $11,515,931 as of March 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

No customers accounted for more than 10% of the total net revenue for the six months ended March 31, 2010 and 2009.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 81.4%, 9.7% and 8.7%of the goods to the Company during the three months ended March 31, 2010. Accounts payable to these vendors amounted $0 as of March 31, 2010. Two vendors provided 79% and 8% of the goods to the Company during the three months periods ended March 31, 2009. Accounts payable to these vendors amounted $783,356 on March 31, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $37,044and $26,365 for the three months ended March 31, 2010 and 2009. The Company incurred rent expenses of $37,044and $26,365 for the three months ended March 31, 2010 and 2009.

The rent expenses for the five years after March 31, 2010 are as follows:

1 year after	$94,935
2 year after	124,130
3 year after	126,926
4 year after	129,948
5 year after	131,941
Thereafter	292,487
$900,367

11. SUBSEQUENT EVENTS

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements for 2009. The settlement occurred in August 2009, and therefore does not affect the March 31, 2010 income statement presented herein. However, the accompanying balance sheets appropriately reflect its ultimate settlement in the December 31, 2009 financial statements, as restated .

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

The Company’s management has determined that as a result of such accounting matters, its reported net income was overstated by $1,978,161 for the three months ended March 31, 2010, 3,529,126 for the year ended December 31, 2009 and understated by $112,650 for the year ended December 31, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three months ended March 31, 2010 as restated and as initially reported in the Company’s Reports on Form 10-Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of March 31, 2010 and December 31, 2009.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three months ended March 31, 2010 and 2009

	Three months ended March 31, 2010		Three months ended March 31, 2009
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$33,555,804	$33,555,804	$18,530,563	$18,530,563
Cost of goods sold	29,919,804	29,919,804	16,407,579	16,407,579
Gross profit	3,635,999	3,635,999	2,122,984	2,122,984

Operating expense:
Selling expenses	792,180	792,180	399,055	399,055
General & administrative expenses	654,758	654,758	936,952	936,952
Total operating expenses	1,446,938	1,446,938	1,336,007	1,336,007
Operating income	2,189,061	2,189,061	786,977	786,977

Other income/(expense):
Other income (expense), net	(2,370)	(2,370)	(284,248)	(261,755)
Interest expense	1,606	1,606	(22,500)	(22,500)
Beneficial conversion feature expense			(125,000)	-
Change in derivative liability		(2,272,481)	-	(38,800)
Total other income/(expense)	(765)	(2,273,245)	(431,748)	(323,055)

Net income	2,188,297	(84,183)	355,229	463,922
Deemed preferred stock dividend	(644,318)	(350,000)
Net income applicable to common stockholders	1,543,978	(434,183)	355,229	463,922

Comprehensive income:
Net income	1,543,978	(84,183)	355,229	463,922
Other comprehensive loss:
Foreign currency translation gain/(loss)	(3,729)	(3,729)	(26,941)	(26,941)
Comprehensive income (loss)	$1,540,249	$(87,912)	$328,288	$436,981

Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.00	$0.01
Diluted	$0.01	$(0.00)	$0.00	$0.01

Weighted average number of shares outstanding
Basic	109,193,511	109,193,511	83,314,851	83,314,851
Diluted	144,961,005	144,961,005	83,866,207	83,866,207

As of March 31, 2010 and December 31, 2009

	As Reported	As Restated	As Reported	As Restated
	3/31/2010	3/31/2010	12/31/2009	12/31/2009
BALANCE SHEET:
Derivative liability		7,479,048		5,206,567

Preferred stock	1,606	606	1,650	650

Additional Paid-in Capital	11,540,555	8,863,103	10,119,540	7,735,406

Retained earnings	16,316,527	11,515,931	14,772,550	11,950,117

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

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location. We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub. As of March 31, 2010, we had paid approximately $5.4 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009 and early 2010. We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011. We anticipate that the total investment to launch this business will be $18 million, which includes construction costs of approximately $12 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products. On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. In 2009, we invested approximately $3.4 million for these new leases from cash generated by our operations.  During the three-month ended March 31, 2010, we leased an additional 2,500 acres of land in Shaanxi province for $3.3 million and we acquired the first priority purchase rights for all fuji apples produced on these lands.  If we are to expand our business, we will continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $18 million, of which we paid approximately $5.4 million as of March 31, 2010 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities. We have no commitment from any party to provide funding for the balance of our estimated cost. Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

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

The Series A preferred stock issue d in 2009 and 2010  were issued with  warrants and/or a conversion feature that require the proceeds received on the transaction to be allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 12 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three months ended March 31, 2010 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008. As a result, our net income, as originally reported, was overstated by $1,978,161 for the three months ended March 31, 2010 and was understated by $108,693 for the three months ended March 31, 2009.

Results of Operations

The following table sets forth information relating to our products for the three months ended March 31, 2010 and the years ended December 31, 2009 and 2008 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Three Months Ended	Fuji Apples	$27,218	81.1%	$24.373	$2,845
March 31, 2010	Emperor Bananas	3,310	9.9%	2,893	417
	Tangerine Oranges	2,940	8.8%	2,580	359
	Vegetables	87	0.3%	73	14
	Total	$33,556		29,920	$3,636

Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	$9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737

Year Ended December 31, 2008	Fuji Apples	$63,682	86.6%	$57,130	6,552
	Emperor Bananas	5,199	7.1%	4,533	666
	Tangerine Oranges	4,289	5.8%	3,767	522
	Vegetables	392	0.5%	395	(3)
	Total	$73,563		$65,825	$7,737

* Percentages may not total 100% because of rounding.

Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth the key components of our results of operations for the three months ended March 31, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

	Three Months Ended March 31,
	2010 (Unaudited and Restated)		2009 (Unaudited and Restated)
		% of		% of
	Dollars	Sales	Dollars	Sales
Sales	$33,556		18,531
Cost of Sales	29,920	89.2%	16,408	88.5%
Gross Profit	3,636	10.8%	2,123	11.5%
Operating Expenses
Selling Expenses	792	2.4%	399	2.2%
Administrative Expenses	443	1.3%	807	4.4%
Salary & Wages	208	0.6%	130	0.7%
Stock Compensation	4	0.0%
Operating Income	2,189	6.5%	787	4.2%
Interest Expenses	2	0.0%	(23)	(0.1%)
Change in derivative liability	(2,272)	(6.8%)	(39)	(0.2%)
Other (loss), net	(2)	(0.0%)	(262)	(1.4%)
Income Before Income Taxes	(2,273)	(6.8%)	(323)	(1.7%)
Net income	(84)	(0.3%)	464	2.5%
Deemed preferred stock dividend	(350)	(1.0%)	0	0.0%
Net income applicable to common stockholders	(434)	(1.3%)	464	2.5%
Foreign Currency translation gain (loss)	(4)	(0.0%)	(27)	(0.1%)
Comprehensive income	(88)	(0.3%)	437	2.4%

Sales. Sales increased approximately $15.1 million, or 81.6%, to approximately $33.6 million in the three months ended March 31, 2010 from approximately $18.5 million in the three months ended March 31, 2009.

Sales of our Fuji apples increased by 88.2% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Of this increase, 65.5% is attributable to increased sales volume and 22.7 % of this increase is attributable to increases in the average sales price. Sales of our emperor bananas increased by 121.8% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of additional 833 acres new banana farmland leases. Sales of our tangerine oranges increased by 23% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Our sales volume increased by an aggregate of 14,755 tons in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 because we leased an additional 3,222 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas during the second half of 2009 and the first quarter of 2010.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights, Our cost of sales increased approximately $13.3 million, or 80.1%, to approximately $29.9 million in the three months ended March 31, 2010 from approximately $16.6 million in the three months ended March 31, 2009, reflecting increased purchases of produce and higher levels of amortization reflecting additional land leases, in the first quarter of 2010.

Gross Profit and Gross Margin. Our gross profit increased 86.7%, from $1.9 million in the quarter ended March 31, 2009 to $3.6 million for the quarter ended March 31, 2010. Our gross margin increased from 10.51% in the three months ended March 31, 2009 to 10.84% in the three months ended March 31, 2010 due to higher pricing for the fruits we distributed in the first quarter 2010.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense, and depreciation. These expenses increased to approximately $0.8 million, or 300%, from approximately $0.2 million in the three months ended March 31, 2009. As a percentage of sales, selling expenses increased to 2.36% in the three months ended March 31, 2010 from 1.21% in the three months ended March 31, 2009. We paid sales bonuses in the first quarter of 2010.

General and Administrative Expenses. Our general and administrative expenses are comprised of trip expense, office expense, research and development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company. These expenses decreased by approximately $0.2 million, or 22.2%, to approximately $0.7 million in the three months ended March 31, 2010 from approximately $0.9 million in the three months ended March 31, 2009. As a percentage of sales, administrative expenses decreased to 1.95% in the three months ended March 31, 2010 as compared to 5.06% in the three months ended March 31, 2009 due to our payment during the first quarter of 2009 of $250,000 of expenses associated with the reverse acquisition transaction with Organic Region.

Interest Expense.  The interest income was $1,606 in the three months ended March 31, 2010 compared to an expense of $22,500 in the three months ended March 31, 2009.  The interest expense in 2009 reflected the $500,000 convertible debentures we issued in April 2008.

Change in derivative liability.  Change of derivative liability was $2,272,481 in the three months ended March 31, 2009 compared to $38,800 in 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the increase in our stock price, which was $0.35 at March 31, 2010 and $0.25 at December 31, 2009.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2009 and 2010, we did not incur any income tax liability in 2009 or 2010.

Net Income. As a result of the factors described above,  we incurred a net loss of $84,000, as compared with net income of $464,000 for the first quarter of 2009.

Deemed Preferred Stock Dividend.  As a result of the issuance of 350,000 shares of series A preferred stock in January 2010, we recognized a deemed preferred stock dividend of $350,000 representing the effect of the favorable conversion rate on the date of conversion compared with the market price of the common stock on that date.  We did not have any comparable transaction during the quarter ended March 31, 2009.

Net Income Applicable to Common Stockholders.  As a result of the deemed preferred stock dividend, which is a non-cash item, our net income applicable to common stockholders was a loss of $434,000, or $0.00 per share (basic and diluted), as compared with income of $464,000, or $0.01 per share (basic and diluted) for the first quarter of 2009,

Liquidity and Capital Resources

General

Historically, our primary capital needs have been to fund our working capital requirements and leases of farmland, and our primary sources of funds have been cash generated from operations. We raised approximately $3 million in the three months ended March 31, 2010 pursuant to several private placements, which funds are being used to finance the construction of our green food hub and acquire additional lands to increase our stock of Fuji apples and emperor bananas. We expect that anticipated cash flows from operations and loans from related parties will be sufficient to fund our current operations through at least the next twelve months, provided that:

•	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured; and

•	We are able to generate savings by improving the efficiency of our operations.

However, we anticipate that the total investment to launch our green foods business will be $18 million in total, of which $5.4 million has been paid through March 31,2010 . We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub and launch our new green foods business. Furthermore, if available liquidity is not sufficient to meet our operating requirements, our plans include considering pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

At March 31, 2010, we had a working capital deficiency of approximately $6.5 million, as compared with a working capital deficiency of approximately $3.7 million at December 31, 2009.  The increase in working capital reflects the $2.3 million increase in the derivative liability, which reflects the increase in the value of the derivatives resulting from the increase in our stock price.  Our working capital also reflects our investment in long-term lease prepayments of $3.3 million, advances relating to construction of our green foods hub of $5.4 million and equity financings which generated $1.1 million and cash flow used in operations of $1.4 million. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2009 to March 31, 2010
	March 31, 2010	December 31, 2009	Change	Percent Change
Current Assets:
Cash and cash equivalents	$1,816	$1,987	(171)	(8.6%	)
Accounts receivable, net	257	171	86	50.3%
Due from related parties		1	(1)	(100%	)
Inventories		10	(10)	(100%	)
Advances – current portion	303	256	47	18.4%
Other current assets	84	343	(259)	(75.5%	)
Total current assets	2,459	2,769	(310)	(11.2%	)
Current Liabilities:
Accounts payable and accrued expenses	1,306	1,186	120	10.1%
Advances from customers	49	49	-	0.0%
Due to related parties	90	3	87	2,900.0%
Derivative liability	7,479	5,207	2,272	43.6%
Total current liabilities	8,924	6,446	2,478	38.4%
Net working capital deficiency	(6,464)	(3,677)	(2,787)	75.8%

As of March 31, 2010, cash and cash equivalents were $1,815,756, as compared to $1,987,616 at December 31, 2009.

Cash Flow for three months ended March 31, 2010 as compared to the three months ended March 31, 2009

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2010		2009
Net cash provided by (used in) operating activities	$	(1,386)	$	(1,039)
Net cash (used in) investing activities		(2)		(2)
Net cash provided by (used in) financing activities		1,116		976

Operating Activities

Net cash provided by operating activities was approximately $ 1.39 million in the three months ended March 31, 2010, as compared to $ 1.0 million net cash used in operating activities in the three months ended March 31, 2009.

Investing Activities

Net cash used in investing activities was $1,520 in the three months ended March 31, 2010, as compared to $1,736 in the three months ended March 31, 2009, which was spent on acquiring some fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $1.12 million in the three months ended March 31, 2010, as compared to net cash provided by financing activities of $0.98 million in the three months ended March 31, 2009, reflecting the money we raised in private placements and related option exercises from August 2009 through March 2010.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo, our principal executive officer and Ms. Huasong Sheena Shen , our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of March 31, 2010, our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2009 or March 31, 2010.

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements for 2009 . The settlement occurred in August 2009, and therefore does not affect the income statements presented. However, the accompanying balance sheets appropriately reflect the impact of settlement.

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

We have restated its our balance sheet at March 31, 2010 and our income statement for the three months quarter ended March 31, 2010 and our statements of cash flows for the three months quarter ended March 31, 2010 and 2009 in this Form 10-Q. Our balance sheet at December 31, 2009 is restated in our annual report on Form 10-K/A, amendment no. 2, and is included in this Form 10-Q. The Company will restate its financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, respectively.

We intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, other than as reflected in this Item 4 and our restated financial statements , there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Xiong Luo, Chief Executive Officer
(Principal Executive Officer)

Date: October 27 , 2010	By: /s/ Huasong Sheena Shen
Huasong Sheena Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)