Form 10-Q/A
period 2009-09-30
Sino Green Land Corp
filed 2010-10-28
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of  September 30, 2010  is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,759,340

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited and Restated) and December 31, 2008 (Restated)	2

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months and Nine Months Ended September 30, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 (Unaudited and Restated) and 2008 (Unaudited and Restated)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	28

ITEM 4.	CONTROLS AND PROCEDURES	28

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS.	30

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

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited and Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,289,297	$544,860
Accounts receivable, net	184,582	200,731
Due from related parties	242,042	352,799
Inventories	13,587	16,931
Other current assets	380,010	58,045
Total Current Assets	2,109,518	1,173,366

Property and Equipment, net	79,195	139,765

Advances	2,433,990	497,568

Long-term Prepayments	19,013,617	16,258,707
Total Assets	$23,636,320	$18,069,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$920,082	$1,529,786
Advances from customers	48,833	56,443
Due to related parties	397,418	129,444
Due to shareholders	101,876	-
Convertible debenture	-	360,710
Derivative liability	1,592,415	340,266
Total Current Liabilities	3,060,624	2,416,650

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 and 0 shares are designated as series A convertible preferred stock, with 1,000,000 and 0 share issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 104,943,337 and 81,648,554 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	104,943	81,649
Common stock to be issued, 33,333.33 shares to be issued, par value $0.001 per share as of September 30, 2009	33
Additional paid in capital	6,535,690	4,919,351
Other comprehensive income	915,988	1,075,973

Retained earnings	13,019,042	9,575,783
Total shareholders' equity	20,575,696	15,652,756

Total Liabilities and Stockholders' Equity	$23,636,320	$18,069,406

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$31,153,814	$27,656,309	$71,460,013	$57,667,879

Cost of goods sold	27,327,948	24,903,236	63,474,265	51,344,940

Gross profit	3,825,866	2,753,073	7,985,748	6,322,939

Operating expenses
Selling expenses	1,235,793	501,805	2,123,930	1,028,279
General and administrative expenses	529,818	144,077	1,839,298	879,194
Total operating expenses	1,765,611	645,882	3,963,228	1,907,473

Operating income	2,060,255	2,107,191	4,022,520	4,415,466

Other income(expense)
Interest expenses (income)	(163,202)	(7,909)	(185,702)	(24,559)
Change in derivative liability	(277,620)	172,305	(252,149)	(91,015)
Loss on debt extinguishment	(139,289)		(139,289)
Others, net	(2,194)	19,541	(2,122)	19,088
Total other income (expense)	(582,305)	183,937	(579,262)	(96,486)

Net income	1,477,949	2,291,128	3,443,257	4,318,980

Other comprehensive income (loss)
Foreign currency translation gain (loss)	7,243	710,922	(159,985)	833,427

Comprehensive income	$1,485,192	$3,002,050	$3,283,272	$5,152,407

Net income per share
Basic	$0.01	$0.03	$0.04	$0.05
Diluted	$0.01	$0.03	$0.03	$0.05
Weighted average number of shares outstanding
Basic	98,610,694	81,648,554	84,644,460	81,648,554
Diluted	125,388,131	81,648,554	111,515,489	81,648,554

 The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities	(Restated)	(Restated)
Net income	$3,443,257	$4,318,980
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt recovery	-	(47,586)
Depreciation	60,647	58,625
Amortization	633,734	389,111
Change in derivative liability	252,149	91,015
Debt discount (part of interest expense)	(32,948)	-
Amortization of the stock award for director	9,633	-
Stock award to be issued to director	33	-
Loss on debt extinguishment	139,289	-
Decrease / (Increase) in current assets
Accounts receivable	16,301	38,690
Other receivable	(322,291)	-
Inventories	3,355	28,733
Other current assets	544	11,979
Advances	(1,935,079)	(20,553)
Long-term prepaid expense	(3,373,918)	(5,413,252)
Increase (decrease) in current liabilities
Accounts payable & accrued expense	(463,324)	101,259
Advances from customer	(7,651)	(14,780)
Tax payables	318	-
Other payables	(52,466)	-

Net cash (used in) operating activities	(1,628,417)	(457,779)
Cash flows from investing activities
Acquisition of plant, property, and equipment	-	(4,207)
Net cash used in investing activities	-	(4,207)
Cash flows from financing activities
Proceeds from (payment to) issuance of convertible note	(502,684)	393,101
Proceeds from sale of preferred stock, warrants and options, net of offering costs	994,000
Proceeds from sale of common stock and warrants, net of offering cost	1,636,000	-
Proceeds from loan from related parties	480,484	(51,661)
Net cash provided by financing activities	2,607,800	341,440

Effect of exchange rate change on cash and cash equivalents	(234,945)	(24,088)

Net increase in cash and cash equivalents	744,438	(144,634)

Cash and cash equivalents, beginning balance	544,860	443,046
Cash and cash equivalents, ending balance	$1,289,297	$298,412
Supplement disclosure of cash flow information
Interest expense paid	$105,069	$-
Income taxes paid	$3,619	$-

The accompanying notes are integral part of these unaudited consolidated financial statements

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements (see note 12 for a description of the restatement) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008, as restated. See Note 12. The results of the nine months period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Advances

As of September 30, 2009 and December 31, 2008, the advances amounted to $2,433,990 and $497,568, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $13,587 and $16,931 as of September 30, 2009 and December 31, 2008, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2008, or the period ended September 30, 2010.

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

	Nine month period Ended
	September 30,
	2009	2008
Net Income available to common shareholders	$3,443	$4,319

Weighted average shares of common stock outstanding	84,644	81,649
Diluted effect of warrants, options, and preferred stock	26,871	-
Weighted average shares of common stock – diluted	111,515	81,649

Earnings per share – basic	$0.04	$0.05
Earnings per share -- diluted	$0.03	$0.05

	Three month period Ended
	September 30,
	2009	2008
Net Income	$1,478	$2,291

Weighted average shares of common stock outstanding	98,611	81,649
Diluted effect of warrants, options, and preferred stock	26,777	-
Weighted average shares of common stock – diluted	125,388	81,649

Earnings per share – basic	$0.01	$0.03
Earnings per share -- diluted	$0.01	$0.03

The warrants that were issued by Organic Region in April 2008 and assumed by the Company in connection with the reverse acquisition are reflected in the number of diluted shares 2,207,607 and 2,178,649 for the nine and three months ended September 30, 2009, respectively.

Pursuant to a common stock offering, effective August 3, 2009, the Company issued warrants to purchase 13,612,120 shares of the Company’s common stock, of which 10,145,454 and 3,466,666 have an exercise price of $0.11 and $0.15 per share, respectively, and are exercisable through August 3, 2011. The average stock price for the 9 months ended September 30, 2009 was $0.1361 per share, and for the three months ended September 30, 2009 was $0.135 per share. The warrants which are exercisable at $0.11 per share had a dilutive effect of 1,943,422 shares and 1,878,788 shares in the nine months and three months ended September 30, 2009, respectively. The warrants which are exercisable at $0.25 per share had no dilutive effect.

On August 7, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the "Agreement") with several accredited investors (collectively, the "Investors") for the issuance and sale of shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In accordance with the agreement , the Company issued an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share at a purchase price of $1.00 per share. Each share of Preferred Stock is convertible into shares of the Company’s common stock at a price per share of $0.088, subject to certain adjustments.  The preferred stock had a dilutive effect of 11,360,000 shares in the nine and three months ended September 30, 2009, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events ), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

7. SHORT-TERM CONVERTIBLE NOTES

On April 23, 2008, Organic Region, which was then a privately-owned company, issued for $500,000 its one-year 18% convertible notes with common stock warrants in the total amount of $500,000.  Upon the completion of the reverse acquisition, the Company assumed the notes and related warrant obligations. The warrant holder are entitled to purchase up to $500,000 of securities at a per share price equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000. The contingency regarding the warrants exercise was resolved and the warrants became exercisable on the completion of the financing. As of September 30, 2009, the Company had not raised $3,000,000 in financing, so the exercise price and the number of shares issuable upon exercise of the warrants had not been determined at September 30, 2009.

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

The entire $1,000,000 of proceeds received on August 7, 2009 was allocated to the warrants and is reflected as a derivative liability due the variability in the exercise price, which was based upon the Company’s future operating results. The warrants may be exercised at any time prior to August 7, 2014. In the event that, prior to August 7, 2011, the Company issues common stock at a price less than the exercise price, the exercise price of the $0.14 warrants is reduced to the consideration received by us for the issuance of the shares and the exercise price of the $0.25 warrants is reduced on a formula basis.

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

Warrants

				Weighted	Average
				Average	Remaining
	Warrants		Warrants	Exercise	Contractual
	Outstanding		Exercisable	Price	Life
Outstanding, December 31, 2007	-		-	$-	-
Granted	5,115,090	*	5,115,090	0.098	5.0
Forfeited	-		-	-	-
Exercised	-		-	-	-
Outstanding, December 31, 2008	5,115,090		5,115,090	0.098	5.0
Granted	33,612,120		33,612,120	0.16	3.6
Forfeited	-		-	-	-
Exercised	-		-	-	-
Outstanding, September 30, 2009	38,727,210		38,727,210	$0.16	3.8

*           The number of shares issuable upon exercise of the warrant and the warrant exercise price is based on sales of common stock prior to September 30, 2009 and is a tentative calculation.  The final number of shares and exercise price will be determined when we have raised $3.0 million in financings.  If, subsequent to September 30, 2009, we issue shares in a financing which is less than the lowest price prior to September 30, 2009, the number of shares of common stock subject to the option will be increased and the option exercise price will decrease.

Stock options

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	9/30/2009
Liabilities:
Derivative instruments – Warrants	$—	$1,592,415	$—	$1,592,415
Total	$—	$1,592,415	$—	$1,592,415

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) and the August 2009 preferred share financing (Series A Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants		Series A Warrants
	September 30,	December 31,	$0.14	$0.25
	2009	2008	September 30, 2009	September 30, 2009
Market price of common stock:	$0.14	$0.09	$0.14	$0.14
Exercise price:	$0.098	$0.098	0.14	$0.25
Expected term (years):	4.85	5.00	4.85	4.85
Dividend yield:	–	–	-	-
Expected volatility:	112.23%	112.01%	112.23%	112.23%
Risk-free interest rate:	1.50%	1.50%	1.75%	1.75%

As of November 11, 2009, none of the warrants had been exercised.

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

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2009 and 2008:

	2009	2008
PRC Current Income Expense	$-	$-
Total Provision for Income Tax	$-	$-

The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the Statement of Operations for the six months ended September 30, 2009 and 2008.

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement is appropriately reported in the restated annual financial statements presented in this filing.

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

The Company’s management has determined that as a result of such accounting matters, its reported net income was understated by $169,507 for the three months ended September 30, 2009, understated by $513,053 for the three months ended September 30, 2008, and understated by $194,977 for the nine months ended September 30, 2009 and $127,834 for the nine months ended September 30, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three and nine months ended September 30, 2009 and 2008 as restated and as initially reported in the Company’s Reports on Form 10-Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of September 30, 2009 and December 31, 2008.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three and nine months ended September 30, 2009

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$31,153,814	$31,153,814	$71,460,013	$71,460,013
Cost of goods sold	27,677,662	27,327,948	63,474,265	63,474,265
Gross profit	3,476,152	3,825,866	7,985,748	7,985,748

Operating expense:
Selling expenses	886,079	1,235,793	2,123,930	2,123,930
General & administrative expenses	562,766	529,818	1,872,246	1,839,298
Total operating expenses	1,448,845	1,765,611	3,996,177	3,963,228
Operating income	2,027,307	2,060,255	3,989,571	4,022,520

Other income/(expense):
Loss on debt extinguishment		(139,289)		(139,289)
Other income (expense), net	(2,195)	(2,194)	(2,122)	(2,122)
Interest expense	(453,293)	(163,202)	(475,793)	(185,702)
Beneficial conversion feature expense	(153,425)	-	(153,425)	-
Change in derivative liability	-	(277,620)	-	(252,149)
Total other income/(expense)	(608,913)	(582,305)	(631,340)	(579,262)

Net income	1,418,394	1,477,949	3,358,232	3,443,257
Deemed preferred dividend	109,952		(109,952)
Net income applicable to common shareholders	1,308,442	1,477,949	3,248,280	3,443,257

Comprehensive income:
Net income	1,308,442	1,477,949	3,248,280	3443,257
Other comprehensive loss:
Foreign currency translation gain/(loss)	7,243	7,243	(159,985)	(159,985)
Comprehensive income (loss)	$1,315,685	1,485,192	3,088,295	3,283,272

Net income (loss) per share:

Basic	$0.01	$0.01	$0.04	$0.04

Diluted	$0.01	$0.01	$0.03	$0.03

Weighted average number of shares outstanding Basic	98,610,694	83,314,851	84,396,563	84,396,563
Diluted	125,388, 131	83,866,207	111,515,489	111,515,489

For the three and nine months ended September 30, 2008

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$27,656,309	$27,656,309	$57,667,879	$57,667,879
Cost of goods sold	24,903,236	24,903,236	51,344,940	51,344,940
Gross profit	2,753,073	2,753,073	6,322,939	6,322,939

Operating expense:
Selling expenses	501,805	501,805	1,028,279	1,028,279
General & administrative expenses	179,077	144,077	807,295	879,194
Total operating expenses	680,883	645,882	1,835,574	1,907,473
Operating income	2,072,190	2,107,191	4,487,365	4,415,466

Other income/(expense):
Other income (expense), net	19,541	19,541	19,088	19,088
Interest expense	(38,608)	(7,909)	(40,258)	(24,559)
Beneficial conversion feature expense	(275,048)	-	(275,048)	-
Change in derivative liability	-	172,305	-	(91,015)
Total other income/(expense)	(294,115)	183,937	(296,218)	(96,486)

Net income	1,778,075	2,291,128	4,191,146	4,318,980
Other comprehensive loss:
Foreign currency translation gain/(loss)	710,922	710,922	833,427	833,427
Comprehensive income (loss)	$2,488,996	$3,002,050	$5,024,573	$5,152,407

Net income (loss) per share:
Basic	$0.02	$0.03	$0.05	$0.05
Diluted	$0.02	$0.03	$0.05	$0.05

Weighted average number of shares outstanding
Basic	81,648,554	81,648,554	81,648,554	81,648,554
Diluted	81,648,554	81,648,554	81,648,554	81,648,554

As of September 30, 2009 and December 31, 2008

	As Reported	As Restated	As Reported	As Restated
	9/30/2009	9/30/2009	12/31/2008	12/30/2008
BALANCE SHEET:
Convertible debenture	$-	$-	$313,627	$360,710

Derivative liability	-	1,592,415		340,266

Additional Paid-in Capital	8,434,733	6,535,690	5,419,351	4,919,351

Retained earnings	12,711,414	13,019,042	9,463,133	9,575,783

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into since 2005. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of September 30, 2009, we had paid a total of $20.8 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market. We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location. We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub. As of September 30, 2009, we had paid approximately $ 1.45 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009. We anticipate completing the construction of the hub by the end of 2010 and to begin the operations of our new green foods product line in 2011. We anticipate that the total investment to launch this business will be $18 million, which includes construction costs of approximately $12 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products. On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. During the nine months ended September 30, 2009, we expended approximately $ 3.4  million to purchase additional leases. If we are to expand our business, we will continue to lease additional farm land on which our produce can be grown, which will require significant additional capital.

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $18 million, of which we paid approximately $ 1.45 million as of September 30, 2009 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities. We have no commitment for the balance of our estimated cost. Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

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

Accounting Treatment of Financing Instruments

In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation. Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid in 2009, the warrants remain outstanding.

The Series A preferred shares issued in 2009 were issued with warrants and/or a conversion feature that require the proceeds received on the transaction to be allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.  In August 2009, we sold, for $1,000,000, (i) 1,000,000 shares of series A preferred stock, which are convertible into 11,360,000 shares of common stock, (ii) warrants to purchase 20,000,000 shares of common stock and (iii) options to purchase  1,000,000 shares of series A preferred stock.  Because all of the value received from the August 2009 issuance of securities was allocated to the warrants and options, no deemed preferred stock dividend resulted from the transaction.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 12 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three and nine months ended September 30, 2009 and 2008 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008. As a result, our net income, as originally reported, was understated by approximately $169,507 for the three months ended September 30, 2009, understated by $513,053 for the three months ended September 30, 2008, and understated by $194,977 for the nine months ended September 30, 2009 and $127,834 for the nine months ended September 30, 2008.
Results of Operations

Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the key components of our results of operations for the three months ended September 30, 2009 and 2008, in dollars and as a percentage of sales ( dollars in thousands):

	Three Months Ended September 30,
	2009			2008
		% of			% of
	Dollars	Sales		Dollars	Sales
Sales	$31,154			$27,656
Cost of Sales	27,328	87.72%		24,903	90.05%
Gross Profit	3,826	12.28%		2,753	9.95%
Operating Expenses
Selling Expenses	1,236	3.97%		502	1.81%
Administrative Expenses	530	1.70%		144	0.52%
Operating Income	2,060	6.61%		2,107	7.62%
Interest Expenses	(163)	(0.52	% )	(8)	(0.03	% )
Loss on debt extinguishment	(139)	(0.45	% )	-	-
Change in derivative liability	(278)	(0.89	% )	172	0.62%
Other (loss), net	(2)	(0.01	% )	20	0.07%
Total other expense	(582)	(1.87	% )	184	0.67%
Net income	1,478	4.74%		2,291	8.28%
Foreign Currency translation gain (loss)	7	0.02%		711	2.57%
Comprehensive income	1,485	4.77%		3,002	10.85%

Sales. Sales increased approximately $3.50 million, or 12.65%, to approximately $31.15 million in the three months ended September 30, 2009 from approximately $27.66 million in the same period last year. 95% of this increase was due to an increase in the volume of sales of our apples, bananas and oranges. Specifically, during the three months ended September 30, 2009, the volume of apples sold increased by 66% as compared to the three months ended September 30, 2008, the volume of oranges sold increased 64% and the volume of bananas sold increased 10%. Approximately 5% of the increase in sales was due to an increase in prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights.  Our cost of sales increased approximately $2.4 million to approximately $27.3 million in the three months ended September 30, 2009 from approximately $24.9 million in the three months ended September 30, 2008. This increase was reflects our increase in sales as well as a modest increase in the amortization of our long-term preparyments resulting from an increase in the land under lease.

Gross Profit and Gross Margin. Our gross profit increased from $2.8 million in the quarter ended September 30, 2008 to $3.8 million for the quarter ended September 30, 2009. Our gross margin increased from 9.95% in the three months ended September 30, 2008 to 12.28% in the three months ended September 30, 2009 due to our ability to increase the price of our Fuji apples during this period.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expenses.  The selling expenses increased approximately $0.7 million, or 146%, to approximately $1.2 million in the three months ended September 30, 2009 from approximately $0.5 million in the same period last year because bonuses payable to salesmen were drawn in advance to motivate salesmen during the three months ended September 30, 2009, which was not done in the same period last year.

General and Administrative Expenses. Our general and administrative expenses are comprised of travel expense, office expense, research and development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company. These expenses increased by approximately $0.4 million to approximately $0.5 million in the three months ended September 30, 2009 from approximately $0.1 million in the three months ended September 30, 2008. As a percentage of sales, administrative expenses increased to 1.70% in the three months ended September 30, 2009 as compared to 0.52% in the three months ended September 30, 2008 mainly due to the additional attorney’s fees and advisory fees accrued for the financing transaction we consummated in August, 2009.

Loss on debt extinguishment.  In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  In 2008, the $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in June 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment.

Change in derivative liability.  Change of derivative liability was $277,620 in the three months ended September 30, 2009 compared to $172,305 for the same period in 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the increase in our stock price, which was $0.14 at September 30, 2009 and $0.09 at December 31, 2008.

Net Income.   As a result of the factors described above, our net income decreased approximately $0.8 million to approximately $1.5 million or $0.01 per share (basic and diluted) in the three months ended September 30, 2009 from $2.3 million, or $0.03 per share (basic and diluted) for the in the same period of 2008.

Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2009 and 2008 and as a percentage of sales (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
		% of			% of
	Dollars	Sales		Dollars	Sales
Sales	$71,460			$57,668
Cost of Sales	63,474	88.82%		51,345	89.04%
Gross Profit	7,986	11.18%		6,323	10.96%
Operating Expenses
Selling Expenses	2,124	2.97%		1,028	1.78%
General and Administrative Expenses	1,839	2.57%		879	1.52%
Operating Income	4,023	5.63%		4,415	7.66%
Interest Expenses	(186)	(0.26	% )	(25)	(0.04	% )
Change in derivative liability	(252)	(0.35	% )	(91)	(0.16	% )
Loss on debt extinguishment	(139)	(0.19	% )	-	-
Others, net	(2)	(0.00	% )	19	0.03%
Total Other Income	(579)	(0.81	% )	(96)	(0.17	% )
Net income	3,443	4.82%		4,319	7.49%
Foreign Currency translation gain (loss)	(160)	(0.22	% )	833	1.45%
Comprehensive income	$3,284	4.59%		5,152	8.93%

Sales. Sales increased approximately $13.8 million, or 23.92%, to approximately $71.5 million in the nine months ended September 30, 2009 from approximately $57.7 million in the same period last year. Our production had declined during the first quarter of 2008 as a result of heavy snow in the regions where our products are grown. During the first quarter of 2009, more favorable weather conditions resulted in increased production and increased sales. Our production capacity also increased in the first three quarters of 2009, as compared to the same period in 2008, as we cultivated an additional 4,667 acres of land. This additional production contributed to additional sales during the nine months ended September 30, 2009.

Cost of Sales. Our cost of goods sold increased approximately $12.1 million, or 23.62%, to approximately $63.5 million in the nine months ended September 30, 2009 from approximately $51.3 million in the nine months ended September 30, 2008. This increase was mainly due to the increased cost associated with our purchase of a greater volume of apples, bananas and oranges to meet our customers’ demands for such products.

Gross Profit and Gross Margin. Our gross profit increased approximately $1.7 million to approximately $8.0 million in the nine months ended September 30, 2009 from approximately $6.3 million in the same period last year. Gross margin was 11.18% and 10.96% for the nine months ended September 30, 2009 and 2008, respectively. Our gross margin was relatively stable since it is largely determined by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the nine months ended September 30, 2009 and 2008.

Selling Expenses. Our selling expenses increased approximately $1.1 million, or 106.55%, to approximately $2.1 million in the nine months ended September 30, 2009 from approximately $1.0 million in the same period last year. As a percentage of net sales, selling expenses increased to 2.97% in the nine months ended September 30, 2009 from 1.78% in the same period of 2008. Selling expenses increased because of increased sales in this period and because of the advancement of bonuses in the third quarter of 2009.

General and Administrative expenses. Our administrative expenses increased approximately $1.0 million, or 109%, to approximately $1.8 million in the nine months ended September 30, 2009 from approximately $0.9 million in the nine months ended September 30, 2008. As a percentage of net sales, administrative expenses increased to 2.57% in the nine months ended September 30, 2009, as compared to 1.52% in the same period last year. Administrative expenses increased as a result of increased fees and expenses related to the reverse merger transaction that was consummated on January 15, 2009, plus the additional attorney’s fees and advisory fees accrued for the financing transaction that we consummated in August 2009.

Loss on debt extinguishment.  In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  In 2008, the $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in June 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment.

Change in derivative liability.  Change of derivative liability was $252,149 in the nine months ended September 30, 2009 compared to $91,015 for 2008, representing the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the increase in our stock price, which was $0.14 at September 30, 2009 and $0.09 at December 31, 2008.

Net Income. As a result of the factors described above, our net income was $3.4 million, or $0.04 per share (basic) and $0.03 per share (diluted) for the nine months ended September 30, 2009, as compared with $4.3 million, or $0.05 per share (basic and diluted) for the same period of 2008.

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

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(1,628)	$(458)
Net cash (used in) investing activities	-	(4)
Net cash provided by (used in) financing activities	2,608	341

Operating Activities

Net cash used by operating activities was approximately $1.6 million in the nine months ended September 30, 2009, an increase of approximately $1.2 million, from approximately $0.5 million in net cash provided by operating activities in the same period last year. The reason for this increase is that the Company paid $1.9 million of advances during the nine months ended September 30, 2009.

Investing Activities

Net cash used in financing activities in the nine months ended September 30, 2009 totaled $0.0 million, compared to approximately $0.0 in net cash used in financing activities in the same period last year.

Financing Activities

Net cash provided by financing activities was approximately $2.6 million in the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $0.3 million in the nine months ended September 30, 2008, reflecting the money we raised in private placements from August 2009.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events ), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo, our chief executive officer, and Ms. Huasong Sheena Shen, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 200 9 . For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of September 30, 200 9 , our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2008 or September 30, 2009.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Reports for the quarters ended March 31, 2010, March 31, 2009, June 30, 2009 and September 30, 2009, respectively, should not be relied upon due to the following:

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

•
Due to the improper allocation of proceeds on the April 2008 debt financing which resulted in an incorrect basis for the debt, the Company improperly reported the loss on debt extinguishment upon its settlement in August 2009. The debt settlement will be reported in the in the 2009 income statement as described, beginning with the restated annual financial statement for 2009, and in the restated September 30, 2009 10-Q filing. The settlement occurred in August 2009, and therefore does not affect the income statements presented in 2010. However, the accompanying balance sheets appropriately reflect the impact of settlement.

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

We have restated our balance sheet at September 30, 2009 and our income statement and statements of cash flows for the three and nine months ended September 30, 2009 and 2008 in this Form 10-Q. Our balance sheet at December 31, 2008 is restated in our annual report on Form 10-K/A, amendment no. 2, and is included in this Form 10-Q.

We intend to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2010, other than as reflected in this Item 4 and our restated financial statements, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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