Form 10-Q
period 2010-09-30
Sino Green Land Corp
filed 2010-11-15
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☐

The number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,941,158

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	2

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 ( Restated)	2

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months and Nine Months Ended September 30, 2010 (Unaudited) and 2009 (Unaudited and Restated)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 (Unaudited) and 2009 (Unaudited and Restated)	4

	Notes to Consolidated Financial Statements (Unaudited)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	34
ITEM 4.	CONTROLS AND PROCEDURES
		34
	PART II
	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 6.	EXHIBITS.	36

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,088,438	$1,987,616
Accounts receivable, net	217,883	171,143
Due from related parties		1,006
Inventories	2,279	9,934
Advances-current portion	572,073	256,225
Other current assets	243,291	343,169
Total Current Assets	2,123,964	2,769,093
		-
Property and Equipment, net	723,834	547,727

Construction In Progress	3,824,965

Deposit	373,240	365,647

Advances	9,725,243	4,355,829

Long-term Prepayments	21,933,367	18,961,869
Total Assets	$38,704,613	$27,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,056,603	$1,186,923
Advances from customers	14,930	48,690
Due to related parties	452,708	3,364
Shares to be issued as stock compensation	273,875	-
Derivative liability	1,004,001	5,206,567
Total Current Liabilities	2,802,117	6,445,544

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,409,873 and 1,650,000 shares outstanding on September 30, 2010 and December 31, 2009, respectively	410	650
Common stock, $0.001 par value, 780,000,000 shares authorized, 147,759,340 and 104,943,337 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	147,759	104,944
Additional paid in capital	18,273,642	7,736,406
Subscription receivable	(1,000,000)
Other comprehensive income	1,419,240	762,504

Retained earnings	17, 061,445	11,950,117
Total shareholders' equity	35,902,496	20,554,621

Total Liabilities and Stockholders' Equity	$38,704,613	$27,000,165

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Sales	$30,986,669	$31,153,814	$94,313,597	$71,460,013

Cost of goods sold	27,619,647	27,886,400	84,179,783	64,032,717

Gross profit	3,367,022	3,267,414	10,133,815	7,427,296

Operating expenses
Selling expenses	727,852	677,341	2,182,192	1,565,478
General and administrative expenses	746,997	391,498	1,543,920	1,446,147
Salary and Wages	247,003	138,320	664,060	393,151
Stock Compensation	360,325	-	952,146	-
Total operating expenses	2,082,176	1,207,159	5,342,318	3,404,776

Operating income	1,284,845	2,060,255	4,791,497	4,022,520

Other income(expense)
Interest income (expense)	322	(163,202)	2,265	(185,702)
Change in derivative liability	320,063	(277,620)	674,445	(252,149)
Loss on debt extinguishment	-	(139,289)	-	(139,289)
Others, net	(2,274)	(2,194)	(6,877)	(2,122)
Total other income (expense)	318,111	(582,305)	669,833	(579,262)

Net income	1,602,956	1,477,949	5,461,330	3,443,257
Deemed preferred stock dividend			(350,000)
Net income applicable to common stockholders	1,602,956	1,477,949	5,111,330	3,443,257

Comprehensive income:
Net income	1,602,956	1,477,949	5,461,330	3,443,257
Other comprehensive income (loss)
Foreign currency translation gain (loss)	471,493	7,243	656,736	(159,985)

Comprehensive income	$2,074,449,	$1,485,192	$6,118,066	$3,283,272

Net income per share
Basic	$0.01	$0.01	$0.04	$0.04
Diluted	$0.01	$0.01	$0.03	$0.03
Weighted average number of shares outstanding
Basic	138,113,712	98,610,694	121,973,448	84,644,460
Diluted	171,029,400	125,388,131	156,627,222	111,515,489

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities		(Restated)
Net income	$5,461,330	$3,443,257
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	81,440	60,647
Amortization	767,884	633,734
Change in derivative liability	(674,445)	252,149
Debt discount (part of interest expense)		(32,948)
Stock award to be issued to directors	23,875	9,666
Stock award to be issued to executives and employees	952,146

Loss on debt extinguishment		139,289
Decrease / (Increase) in current assets
Accounts receivable	(42,435)	16,301
Inventories	7,725	3,355
Other current assets	606,461	(321,747)
Advances	(6,055,678)	(1,935,079)
Long-term prepaid expense	(3,300,863)	(3,373,918)
Increase (decrease) in current liabilities
Accounts payable and accrued expense	(132,164)	(463,324)
Advances from customer	(34,167)	(7,651)
Tax payables	109	318
Other payables	55,864	(52,466)

Net cash used in operating activities	(2,282,918)	(1,628,417)
Cash flows from investing activities
Acquisition of plant, property, and equipment	(246,968)	-
Construction in progress	(3,758,582)
Net cash used in investing activities	(4,005,550)	-
Cash flows from financing activities

Proceeds from (payment to) issuance of convertible note			(502,684)
Proceeds from sale of preferred stock, warrants and options, net of offering costs		350,000	994,000
Proceeds from sale of common stock and warrants, net of offering cost		4,638,222	1,636,000
Proceeds from loan from related parties		348,455	480,484
Net cash provided by financing activities		5,336,677	2,607,800
			-
Effect of exchange rate change on cash and cash equivalents		52,613	(234,945)
			-
Net (decrease) increase in cash and cash equivalents		(899,178)	744,438

Cash and cash equivalents, beginning balance		1,987,616	544,860
Cash and cash equivalents, ending balance		$1,088,438	$1,289,297
Supplement disclosure of cash flow information
Interest expense paid	$		$105,069
Income taxes paid	$		$3,619
Non-cash financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature		$350,000	$-
Conversion of preferred stock into common stock		$546,127	$-

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

●
The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of our outstanding stock, in exchange for all of the capital stock of Organic Region; and

●
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements (see note 12 for a description of the restatement) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009, as restated. See Note 12. The results of the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable, of $217,883 and $171,143, net of allowance for bad debts in the amount of $9,435 and $9,244, respectively.

Other current assets

Other current assets as of September 30, 2010 and December 31, 2009 were valued at $243,291 and $343,169 respectively. The other current assets mainly comprise of advances to employees and deposit to unrelated party in PRC. The unsecured loan amount of $292,517, which was included in other current assets at December 31, 2009, was collected in the first quarter of 2010.

Advances

As of September 30, 2010, advances of the Company amounted to $10,297,316 including current and non-current portions, of which $1,207,617 represents advance payment to several unrelated parties for the construction of the building for the Company’s proposed green foods distribution center. The remaining $9,089,702 represents advances to the holder of the land use rights relating to the building, which is an unrelated party, for an 18-year lease term commencing upon completion of the building. The advance lease payments are required to be used to construct the multi-level building that the Company plans to occupy upon completion for the green foods distribution center. The non-current advances amounted to $9,725,243 and $4,355,829 as of September 30 2010 and December 31, 2009, respectively.

Deposit

As of September 30, 2010 and December 31, 2009, the Company had deposits in the amounts of $373,240 and $365,647, respectively with an unrelated third party in connection with the lease described above under “Advances.” The deposit is refundable after the expiration of the term of the lease.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $2,279 and $9,934 as of September 30, 2010 and December 31, 2009, respectively.

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

Impairment

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2009, or the period ended September 30, 2010.

Derivative liability

The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and preferred stock offerings in 2008 and 2009. The warrants are reported at fair value using the Black-Scholes model with changes in value reflected in earnings for the period.

Stock based compensation

Stock-based payment compensation to employees and consultants are based on the grant-date fair value of the equity instrument issued and recognized as compensation expense when issued unless the right to the shares vests over a period of time, in which case the compensation expense is recognized as the shares vest.  Stock-based compensation to directors is accrued ratably over the term of the applicable agreement.

Preferred Stock

On May 14, 2010, the certificate of designation relating to the series A preferred stock was amended and restated to increase the number of authorized shares of series A preferred stock from 1,000,000 to 2,000,000 shares. The financial statements give retroactive effect to this amendment.

Deemed Preferred Stock Dividend

The Company records a deemed preferred stock dividend for the amortization of any discount arising from beneficial conversion features associated with its preferred shares. Upon issuance, this discount is offset by a credit to additional paid-in capital, and is generally amortized over its earliest conversion period. Due to the perpetual nature of the preferred stock and the immediate conversion rights, the full discount is reflected as a deemed preferred stock dividend upon issuance.

Revenue recognition

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

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Interest income (expense)

The following table sets forth interest income and expense for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income	$322	$0	$2,265	$0
Interest expense	0	(163,202)	0	(185,702)
Interest income (expense) net	$322	$(163,202)	$2,265	$(185,702)

Earnings per share

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

	Nine months ended
	September 30,
	2010	2009
Net Income	$5,461	$3,443
Less : Deemed Preferred Stock Dividend	350
Net income available to common shareholders	$5,111	$3,443

Weighted average shares of common stock outstanding	121,973	84,644
Diluted effect of warrants, options, and preferred stock	34,654	26,871
Weighted average shares of common stock – diluted	156,627	111,515

Earnings per share – basic	$0.04	$0.04
Earnings per share -- diluted	$0.03	$0.03

	Three months ended
	September 30,
	2010	2009
Net Income	$1,603	$1,478

Less : Deemed Preferred Stock Dividend	-	-
Net income available to common shareholders	$1,603	$1,478

Weighted average shares of common stock outstanding	138,114	98,611
Diluted effect of warrants, options, and preferred stock	32,916	26,777
Weighted average shares of common stock – diluted	171,029	125,388

Earnings per share – basic	$0.01	$0.01
Earnings per share -- diluted	$0.01	$0.01

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected as 3,259,938 shares in the number of diluted shares for the nine months ended September 30, 2010 and 1,982,652 shares for the three months ended September 30, 2010.

Pursuant to purchase agreements, in August 3, 2009, the Company issued warrants to purchase 10,145,454 shares of common stock at an exercise price of $0.11 per share and warrants to purchase 3,466,666 at an exercise price of $0.15 per share.  The warrants are exercisable through August 3, 2011. The average stock price for the nine month period ended September 30, 2010 was $0.27 per share. The warrants with $0.11 exercise price and $0.15 exercise price had a dilutive effect of 6,004,756 and 1,537,309 shares for the nine month period ended September 30, 2010, respectively, and 4,425,279 shares and  2,061,957 shares for the three months ended September 30, 2010, respectively.

Pursuant to a purchase agreement dated on August 7, 2009, the Company (i) issued an aggregate of 1,000,000 shares of series A preferred stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock.

The preferred stock had a dilutive effect of 16,015,987 shares for the three and nine months ended September 30, 2010 and 11,360,000 shares for the three and nine months ended September 30, 2009. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,805,576 shares and 724,243 shares respectively for the nine months ended September 30, 2010 and 2009, respectively. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,448,575 shares and 86,741 shares for the three months ended September 30, 2010 and 2009, respectively. The preferred stock option had no dilutive effect for the nine months ended September 30, 2010 since the option had been exercised as to 650,000 shares in December 2009 and as to the remaining 350,000 shares on January 5, 2010.

During the nine months ended September 30, 2010, we issued, for $500,000, (a) 6,500,000 shares of common stock and (b) warrants to purchase 5,200,000 shares of common stock at an exercise price of $0.15 per share. Such issuance had a dilutive effect of 2,305,964 shares for the nine months period ended September 30, 2010.

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes and the United States dollar is the function currency of the Company. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (RMB), being the primary currency of the economic environment in which their operations are conducted. All assets and liabilities are translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Fair values of financial instruments

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

Statement of cash flows

Cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Manufacturing machinery	$459,573	$403,822
Office equipment	55,212	40,591
Motor vehicle	17,916	24,143
Leasehold Improvement	687,768	484,848
Total	1,220,468	953,044

Less: Accumulated Depreciation	(496,634)	(405,677)
Property and Equipment, net	$723,834	$547,727

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $40,302 and $18,559, respectively. Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $81,440 and $60,647, respectively.

4. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $0 and $1,006 as of September 30, 2010 and December 31, 2009, respectively. The amount due is interest free, unsecured and due on demand. The Company has collected such amounts as of September 30, 2010.

Amounts due to related parties amounted to $452,708 and $3,364 as of September 30, 2010 and December 31, 2009, respectively. The Company has a balance due to one shareholder and former CEO and chairman of the Company amounting to $452,708 as of September 30, 2010. The amount due is interest free, unsecured and due on demand.

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

The Company acquired one new land lease, for which our long term prepayments totaled $3,300,863 during the nine months ended September 30, 2010 by paying the full amount.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the land leases. As of September 30, 2010 and December 31, 2009, the Company has long-term prepayments (net) in the amount of $21,933,367 and $18,961,869, respectively.

The details of long-term prepayments are listed below as of September 30, 2010 and December 31, 2009:

	September 30,	December
	2010	31, 2009
Long-term prepayment –cost	$24,378,715	$20,996,380
Accumulated amortization	(2,858,208)	(2,034,511)
Net	$21,933,367	$18,961,869

Amortization expenses for the three month period ended September 30, 2010 and 2009 were $257,335 and $284,018. Amortization expenses for the nine month period ended September 30, 2010 and 2009 were $767,884 and $633,734.

Amortization expenses for the next five years after September 30, 2010 are approximately as follows:

Remainder of 2010	$260,482
2011	991,663
2012	991,663
2013	991,663
2014	991,663
Thereafter	$17,966,715
Total	21,993,367

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of September 30, 2010 and December 31, 2009:

	September 30,	December
	2010	31, 2009
Accounts payable	$339,117	$385,726
Accrued payroll	118,825	130,542
Accrued expenses	414,375	465,895
Advance subscription	-	180,526
Other payable	184,286	24,234
	$1,056,603	$1,186, 923

7. EQUITY TRANSACTIONS

Issuance of Shares as Compensation

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of September 30, 2010, the Company had issued 50,000 shares and had accrued the value of 33,333 shares, reflecting the shares that were due to such director, but had not been issued, as of September 30, 2010. For the nine months ended September 30, 2010, $10,875 was recorded as an expense for the 37,500 shares payable to the director for that period. For the three months ended September 30, 2010, $3,000 was accrued for the 12,500 shares payable to the director for the third quarter of 2010.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, the Company is to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. As of September 30, 2010, the Company accrued the value 50,000 shares, reflecting the shares that were due to the directors for the fiscal quarter ended September 30, 2010. As of September 30, 2010, none of these shares had been issued. For the nine and three months ended September 30, 2010, $13,000 was recorded as an expense for 50,000 shares to be issued to the directors.

On June 21, 2010, the Company authorized the issuance of an aggregate of 7,195,000 shares of its common stock to employees and advisors for services. Of the shares that were issued, the rights to 4,695,000 shares had vested as of September 30, 2010.  The 5,000,000 shares issuable to three senior executives were issuable in four quarterly installments provided, that in the event of the death of a senior executive or certain other terminations of employment, the unvested shares are immediately issuable.  As of September 30, 2010, 2,500,000 shares were issuable, of which 1,250,000 shares had been issued.  The stock compensation expense for the nine and three months ended September 30, 2010 was $952,146 and $360,325, respectively, to reflect as a liability in the accompanying financial statements.

Issuance of Shares pursuant to Financing Agreements

During the nine months ended September 30, 2010, the Company issued, pursuant to an option granted in connection with an August 2009 financing, (a) 6,500,000 shares of common stock and (b) warrants to purchase 5,200,000 shares of common stock at an exercise price of $0.15 per share were exercised.

During the nine months ended September 30, 2010, the Company issued 6,204,003 shares of common stock upon conversion of 546,127 shares of series A preferred stock which were issued as part of one of the August 2009 financings.

In May 2010, the Company raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share pursuant to agreements with two sets of investors.  One group of investors purchased a total of 3,375,000 shares for $675,000 (the “group A investors”) and the other group purchased 13,625,000 shares of common stock for $2,725,000 (the “group B investors”).  On August 30, 2010, the Company entered into an agreement with two investors pursuant to which the Company issued 1,250,000 shares of common stock for $250,000.  In connection with the May and August 2010 financings, the Company agreed with the investors that:

●
If, at any time as long as any of the group A investors holds any of the shares of common stock purchased in the financing, the Company sells shares of common stock or issue convertible securities with an exercise price or conversion price which is less than the price paid in the financing, which was $0.20 per share, the Company is to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The group B investors and the August 2010 investors have no comparable provision.

●
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

●
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

●
Within 120 days of closing with respect to the group A investors and 180 days of closing with respect to the group B investors and the August 2010 investors, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

●
Within 90 days of closing, the Company agreed with the group A investors to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split” and the Company agreed with the group B investors and the August 2010 investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

On September 29, 2010, the Company entered into an agreement to sell 5,000,000 shares of common stock for $0.20 per share, for a total of $1,000,000.  The offering costs were $31,000.  Since the Company had not received the proceeds until October 4, 2010, at September 30, 2010, the purchase price is reflected as a subscription receivable and a reduction of shareholders’ equity. Pursuant to the purchase agreement, the Company agreed with the investors that:

●
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

●
Within 120 days of closing, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

●
Within 90 days of closing, the Company agreed to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

As of September 30, 2010, the Company received $250,000 funding from issuance of 1,250,000 shares of common stock to two investors at a purchase price of $0.20 per share.  The agreement was executed and the shares were delivered subsequent to September 30, 2010.  There was no restriction on the use of the proceeds from the sale of the shares.

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2009	38,727,210	38,727,210	$0.16	2.85
Granted	5,200,000	5,200,000	$0.15	1.62
Forfeited
Exercised
Outstanding, September 30, 2010	43,927,210	43,927,210	$0.16	2.70

Stock options

The preferred stock option activity was as follows:

Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2009	350,000	$1.00	$318,182
Granted	-	-	-
Forfeited	-	-	-
Exercised	350,000	1.00	318,182
Outstanding, September 30, 2010	-	-	-

The exercise of the option to purchase the series A preferred stock was made, and the exercise price was received, subject to an amendment to the certificate of amendment to the certificate of designation for the series A convertible preferred stock, which was filed on May 14, 2010.

Fair Value of Warrants

Fair value is determined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

☐	Level one — Quoted market prices in active markets for identical assets or liabilities;

☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	9/30/2010

Liabilities:
Derivative instruments - Warrants	$—	$1,004,001	$—	$1,004,001
Total	$—	$1,004,001	$—	$1,004,001

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) and the August 2009 preferred share financing (Series A Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants
	September 30,	December 31,
	2010	2009
Market price of common stock:	$0.25	$0.25
Exercise price:	$0.098	$0.098
Expected term (years):	3.9	4.60
Dividend yield:	–	–
Expected volatility:	103.10%	120.82%
Risk-free interest rate:	1.50%	1.50%

As of September 30, 2010, none of these warrants has been exercised.

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

None of the other warrants are treated as derivatives.

As a result of an agreement dated September 24, 2010, the August 7, 2009 purchase agreement relating to the issuance of the series A preferred stock and warrant and the warrants were modified to eliminate the provisions which provided for an adjustment in the exercise or conversion price in the event that the Company issued shares at a price less than the exercise price or conversion price.  As a result, at September 30, 2010, the warrants were no longer deemed derivative securities and were treated as indexed to the Company's own stock and therefore meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity. In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed. Therefore, the Company re-measured the fair value of the warrants as of September 24, 2010, the date of the event that caused the re-classification, which was approximately $3,528,120 and reclassified the amount to equity as additional paid-in capital. The income from the changes in fair value during the period that the warrants were classified as a derivative liability was approximately $567,916 was recorded as change in derivative liability on the statements of income for the nine months ended September 30, 2010.

8. INCOME TAXES

The Company’s operations are conducted solely in the PRC. It does not conduct any operations in the United States or The British Virgin Islands and is not subject to income tax in either jurisdiction. For certain entities in PRC, the Company has incurred net accumulated operating losses. The Company has net operating losses amounted of $0.4 million and $41,210, respectively, as of September 30, 2010 and 2009 for these entities. The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010 and 2009. Accordingly, the Company has no net deferred tax assets.

Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. Guangzhou Organic has a two year income tax exemption in 2008 and 2009 and will have a 50% tax reduction from 2010 to 2012. For the nine months ended September 30, 2010, Guangzhou Organic had a net loss. Guangzhou Greenland, which had net income from operations for the nine months ended September 30, 2010, is exempt from income tax according to tax law of PRC as an agriculture company. The other two subsidiaries generated net losses from business operations. Therefore, the Company does not have a provision for income tax. The following is a reconciliation of the provision for income taxes at the tax rates of BVI and PRC to the income taxes reflected in the consolidated statements of income for the nine months ended September 30, 2010 and 2009.

	2010	2009
U.S. statutory rate	35%	35%
Foreign income not recognized in U.S.	(35)%	(35)%
PRC income tax	25%	25%

Exempt from income tax	(12.5)%	(25)%
Less : Valuation Allowance	(12.5)%	0%
Tax expense at actual rate	0%	0%

Sino Green Land, Inc. was incorporated in the United States and has incurred estimated accumulated net operating losses of $296,488 as of September 30, 2010 for the tax purposes. This net operating loss may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and the lack of any operations in the United States from which net income could be generated.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended September 30, 2010 was $296,488 and the valuation allowance as of September 30, 2010 amounted to $296,488.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $17,624,232 as of September 30, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

No customers accounted for more than 10% of the total net revenue for the nine months ended September 30, 2010 and 2009.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 85.8%, 10.2% and 3.7%of the goods to the Company during the nine months ended September 30, 2010. Accounts payable to these vendors amounted $0 as of September 30, 2010. Two vendors provided 55% and 29% of the goods to the Company during the nine month periods ended September 30, 2009. Accounts payable to these vendors amounted $0 on September 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The Company incurred rent expenses of $207,501and $28,304 for the three months ended September 30, 2010 and 2009. The Company incurred rent expenses of $277,714and $84,928 for the nine months ended September 30, 2010 and 2009.

The rent expenses for the five years after September 30, 2010 are as follows:

1 year after	$37,007
2 year after	148,028
3 year after	148,028
4 year after	148,028
5 year after	148,028
Thereafter	67,507
$696,626

In 2009, the Company entered an agreement with an unrelated party to lease the land for the Company’s proposed green foods distribution hub in Guangzhou Yuncheng wholesale market for an 18-year term. The lease term commenced in August 2010.

The rent expenses of the land lease for the five years after September 30, 2010 are as follows:

1 year after	$255,423
2 year after	1,021,690
3 year after	1,021,690
4 year after	1,021,690
5 year after	1,042,626
Thereafter	13,890,518
$18,253,637

11. SUBSEQUENTS EVENTS

On October 7, 2010, the Company entered into an employment agreement with Mr. Xiong Luo, who was elected as chief executive officer and president.  The agreement has an initial term ending on October 31, 2011. Pursuant to the agreement, Mr. Luo shall receive an initial annual salary of $160,000.  The agreement also confirms the vesting provisions for the 2,000,000 shares of common stock which were authorized for issuance to Mr. Luo in June 2010 and vest in quarterly installments of 500,000 shares on each of June 21, 2010, September 21, 2010, December 21, 2010 and March 21, 2011, provided that Mr. Luo is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately.  The agreement may be terminated by the Company without cause on 30 days prior written notice.

On November 5, 2010, the Company entered into an employment agreement with Ms. Huasong Sheena Shen, who was elected as chief financial officer, The agreement has an initial term ending on December 31, 2011. Pursuant to the agreement, Ms. Shen shall receive an initial annual salary of $108,000, subject to adjustment.  Ms. Shen shall also receive 500,000 shares of common stock, which vest in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that Ms. Shen is employed by the Company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately.  The agreement may be terminated by the Company without cause on 30 days prior written notice.

On October 1, 2010, the Company entered into an amended and restated employment agreement with Yan Pan, the Company’s chief operating officer.  The agreement has an initial term ending on September 30, 2011.  Pursuant to the agreement, Mr. Pan shall receive an initial annual salary of $84,000, subject to adjustment.  Mr. Pan was also previously issued 1,000,000 shares of common stock, which vest in quarterly installments of 250,000 shares on each of June 21, 2010, September 21, 2010, December 21, 2010 and March 21, 2011, provided that Mr. Pan is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately.  The agreement may be terminated by the Company without cause on 30 days prior written notice.

On October 4, 2010, the Company received the proceeds from the sale of 5,000,000 shares pursuant to purchase agreements executed on September 29, 2010.  See Note 7.

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

●
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

●
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

●
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

●	Earnings per share has been restated to include the effects of the restated financial statements

The Company’s management has determined that as a result of such accounting matters, its reported net income was understated by $169,507 for the three months ended September 30, 2009 and by $194,977 for the nine months ended September 30, 2009.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three and nine months ended September 30, 2009 as restated and as initially reported in the Company’s Reports on Form 10-Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of December 31, 2009.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three and nine months ended September 30, 2009

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$31,153,814	$31,153,814	$71,460,013	$71,460,013
Cost of goods sold	27,677,662	27,886,400	63,474,265	64,032,717
Gross profit	3,476,152	3,267,414	7,985,748	7,427,296

Operating expense:
Selling expenses	886,079	677,341	2,123,930	1,565,478
General and administrative expenses	562,766	529,818	1,872,246	1,839,298
Total operating expenses	1,448,845	1,207,159	3,996,177	3,404,776
Operating income	2,027,307	2,060,255	3,989,571	4,022,520

Other income/(expense):
Loss on debt extinguishment		(139,289)		(139,289)
Other income (expense), net	(2,195)	(2,194)	(2,122)	(2,122)
Interest expense	(453,293)	(163,202)	(475,793)	(185,702)
Beneficial conversion feature expense	(153,425)	-	(153,425)	-
Change in derivative liability	-	(277,620)	-	(252,149)
Total other income/(expense)	(608,913)	(582,305)	(631,340)	(579,262)

Net income	1,418,394	1,477,949	3,358,232	3,443,257
Deemed preferred dividend	109,952		(109,952)
Net income applicable to common shareholders	1,308,442	1,477,949	3,248,280	3,443,257

Comprehensive income:
Net income	1,308,442	1,477,949	3,248,280	3443,257
Other comprehensive loss:
Foreign currency translation gain/(loss)	7,243	7,243	(159,985)	(159,985)
Comprehensive income (loss)	$1,315,685	1,485,192	3,088,295	3,283,272

Net income (loss) per share:

Basic	$0.01	$0.01	$0.04	$0.04

Diluted	$0.01	$0.01	$0.03	$0.03

Weighted average number of shares outstanding Basic	98,610,694	83,314,851	84,396,563	84,396,563
Diluted	125,388,131	83,866,207	111,515,489	111,515,489

As of December 31, 2009

	As Reported	As Restated
	12/31/2009	12/31/2009
BALANCE SHEET:
Derivative liability		$5,206,567

Preferred stock	$1,650	650

Additional Paid-in Capital	10,119,540	7,736,406

Retained earnings	$14,772,550	$11,950,117

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

We have recently introduced a line of vegetable products, which we process and distribute to end users. However, our revenue from vegetables has been nominal through September 30, 2010.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2010. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of September 30, 2010, we had paid a total of $24.4 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our up-front lease payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

Commencing in the first quarter of 2010, we began to export food products, with our initial export sales being made to Australia. To date, revenue from exports has not constituted more than a nominal portion of our revenue.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market.  We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location.  We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub.  As of September 30, 2010, we had paid approximately $9 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009 and 2010.  We anticipate that we will be able to complete the construction of the hub and begin the operations of our new green foods product line in 2011.  We anticipate that the total investment to launch this business will be $18 million, which includes construction costs of approximately $12 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. During 2009, we expended approximately $3.4 million to purchase additional leases and in the nine months ended September 30, 2010, we expended an additional $3.3 million to purchase an additional lease. If we are to expand our business, we will need to continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $18 million, of which we paid approximately $9 million as of September 30, 2010 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities. We have no commitment from any party to provide funding for the balance of our estimated cost. Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

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

Seasonality

Our fresh fruit business is highly seasonal. Fuji apples are harvested mainly from late August until early November and are sold throughout the year. Tangerine oranges are harvested in late September through late November with the result that we have nominal sales of tangerine oranges in the third quarter of the year. Emperor bananas are harvested throughout the year. They grow in an eight-month cycle, and are cultivated and harvested all year long. As harvested fruits cannot be stored at room temperature for a long time, they must be processed for sale as soon as they are harvested or stored at a cold temperature. As a result, the sales volume for our produce occurs during the harvesting season and for the months following the harvesting season.

We generally experience higher sales in the second half of the year. Sales in second half of 2009 accounted for approximately 63% of our revenue for 2009, and sales in the second half of 2008 accounted for approximately 59% of our revenue for 2008. If sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results. Sales of tangerine oranges were nominal during the third quarter of both 2010 and 2009.

Because of the large number of green foods products which we plan to distribute through at our green foods distribution hub, there will be many different seasons for the different products we operate. We cannot predict at this time how the seasonality of the various products we propose to sell will affect our overall profitability.

Taxation

The PRC Enterprise Income Tax Law (EIT) and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and foreign-invested enterprises, or FIEs, unless they qualify under certain limited exceptions. The law gives the FIEs established before March 16, 2007, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the FIEs that are eligible for a full exemption and 50% reduction under the original law are allowed to retain their preferential treatment until these holidays expire.

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

Accounting Treatment of Financing Instruments

In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation.  These warrants entitle the holders to purchase such number of shares of common stock to be determined by a formula based on a future financing after the reverse acquisition.  The warrants provide that the exercise price is equal to 115% of the lowest cash price paid in a financing, which is defined as the consummation of one or more equity financings by the Company with aggregate proceeds of at least $3,000,000.  As of December 31, 2009, the Company had raised $3,000,000 in financings.  The lowest price paid in these financings was $0.085 per share.  As a result, these warrants entitled the holders to purchase 5,115,090 shares of common stock at an exercise price of $0.09775 per share.  The notes also gave the holders the right to convert the notes into Organic Region’s equity securities if Organic Region did not complete a going public transaction by the maturity date.  Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid in 2009, the warrants remain outstanding.

The 1,000,000 shares of series A preferred stock issued in August 2009 were issued together with warrants and a conversion feature and the 1,000,000 shares of series A preferred stock that was issued in December 2009 and January 2010 were issued with a conversion feature.  As a result, the proceeds received on the transaction were allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 12 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three and nine months ended September 30, 2009 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008.

Results of Operations

The following table sets forth information relating to our products for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Nine Months Ended	Fuji Apples	$80,655	85.5%	$72,225	$8,430
September 30, 2010	Emperor Bananas	9,784	10.4%	8,553	1,231
	Tangerine Oranges	3,511	3.7%	3,110	401
	Vegetables	363	0.4%	292	72
	Total	$94,314		$84,180	$10,134

Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	$9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737

Year Ended December 31, 2008	Fuji Apples	$63,682	86.6%	$57,130	6,552
	Emperor Bananas	5,199	7.1%	4,533	666
	Tangerine Oranges	4,289	5.8%	3,767	522
	Vegetables	392	0.5%	395	(3)
	Total	$73,563		$65,825	$7,737

Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth the key components of our results of operations for the three months ended September 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

					Change from Three
	Three Months Ended September 30,				Months Ended Sept 30,
	2010		2009		2009 to Sept 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$30,987	100.0%	$31,154	100.0%	$(167)	(0.5)%
Cost of sales	27,620	89.1%	27,886	89.5%	(266)	(1.0)%
Gross profit	3,367	10.9%	3,267	10.5%	100	3.1%
Operating expenses:
Selling expenses	728	2.3%	677	2.2%	51	7.5%
General and administrative expense	747	2.4%	391	1.3%	356	91.0%
Salary and wages	247	0.8%	138	0.4%	109	79.0%
Stock compensation	360	1.2%			360	2
Total operating expenses	2,082	6.7%	1,207	3.9%	875	72.5%
Income from operations	1,285	4.1%	2,060	6.6%	(775)	(37.6)%
Other income (expenses)
Interest (expense) income, net		0.0%	(163)	(0.5)%	164	(100.2)%
Loss on debt extinguishment		0.0%	(139)	(0.5)%	139	(100.0)%
Change in derivative liability	320	1.0%	(278)	(0.9)%	598	215.3%
Other, net	(2)	(0.0)%	(2)	(0.0)%		3.7%
Total other income (expense)	318	1.0%	(582)	(1.9)%	900	(154.6)%
Net income1	1,603	5.2%	1,478	4.7%	125	8.5%
Deemed preferred stock dividend
Net income available to common shareholders	1,603	5.2%	1,478	4.7%	125	8.5%
Comprehensive income:
Net income1	1,603	5.2%	1,478	4.7%	125	8.5%
Foreign currency translation gain (loss)	471	1.5%	7	0.0%	464	6,409.6%
Comprehensive income	2,074	6.7%	1,485	4.8%	589	39.7%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to the three months ended September 30, 2010 or 2009.  If income tax were payable at the statutory rate, the net income available to common shareholders would have been $1.8 million for the three months ended September 30, 2010 and $1.1 million for the three months ended September 30, 2009.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales decreased approximately $0.2 million, or 0.5%, to approximately $31.0 million in the three months ended September 30, 2010 from approximately $31.2 million in the three months ended September 30, 2009.  Sales of our Fuji apples decreased by 1.6% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Although we increased the volume of Fuji apples that we sold, our sales of Fuji apples was down as a result of a decrease in the sales price of the Fuji apples.  The decline in the sales price reflected an unusual increase in the price of Fuji apples during the third quarter of 2009 which was not maintained during the 2010 quarter.  The increased price of apples during the third quarter of 2009 resulted from much higher apple demands surpassing the available supplies. Sales of our emperor bananas increased by 5.9% in the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 as a result of additional 833 acres new banana farmland leases, and a higher demand of banana in the 2010 quarter . There were nominal sales of our tangerine oranges in the three months ended September 30, 2010 and 2009.

Our sales volume increased by an aggregate of 2,460 tons in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 because we leased an additional 3,222 acres of land for Fuji apples, and 833 acres of land for emperor bananas.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights, Our cost of sales decreased approximately $0.3 million, or 1.0%, to approximately $27.6 million in the three months ended September 30, 2010 from approximately $27.9 million in the three months ended September 30, 2009, reflecting decrease of purchase price of Fuji apples during the third quarter of 2010.  The decrease is the cost of Fuji apples paralleled the decrease in the selling price of the apples.

Gross Profit and Gross Margin. Our gross profit increased 3.1%, from $3.3 million in the quarter ended September 30, 2009 to $3.4 million for the quarter ended September 30, 2010. Our gross margin increased from 10.5% in the three months ended September 30, 2009 to 10.9% in the three months ended September 30, 2010 due to decrease of cost during the third quarter of 2010.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expenses. These expenses increased approximately $51,000, or 7.5%. As a percentage of sales, selling expenses increased to 2.3% in the three months ended September 30, 2010 from 2.2% in the three months ended September 30, 2009 due to increased fixed assets depreciation and marketing expenses.

General and Administrative Expenses. Our general and administrative expenses are comprised of travel expense, office expense, product development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company. These expenses increased by approximately $0.3 million, or 91%, to approximately $0.7 million in the three months ended September 30, 2010 from approximately $0.4 million in the three months ended September 30, 2009. As a percentage of sales, administrative expenses increased to 2.4% in the three months ended September 30, 2010 as compared to 1.3% in the three months ended September 30, 2009 due to increased general and administrative expenses to prepare for the opening of our new green food distribution hub.

Salary and Wages. Our salary and wages expenses increased by approximately $0.1 million, or 79%, to approximately $0.25 million in the three months ended September 30, 2010 from approximately $0.14 million in the three months ended September 30, 2009. As a percentage of sales, salary and wages expenses increased to 0.8% in the three months ended September 30, 2010 as compared to 0.4% in the three months ended September 30, 2009 due to increased salary

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We did not incur any stock compensation for the three months ended September 30, 2009. The $0.4 million stock compensation for the three months ended September 30, 2010 represents the fair value of the shares that were issued or became issuable in the quarter.

Interest Expense.  Interest income consists of interest earned on the bank deposits and interest expense for 2009 was driven by the $500,000 convertible debenture we issued in 2008. The interest income was nominal in the three months ended September 30, 2010 compared to the interest expense of $163,202 in the same period of 2009.

Loss on Debt Extinguishment.  In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  The $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in August 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment. We had  no comparable transaction in the 2010 quarter.

Change in derivative liability.  Change in derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $320,063 in the three months ended September 30, 2010 period compared to expense of $277,620 for the comparable period of 2009.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.25 per share at June 30, 2010 and $0.24 per share at September 30, 2010.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2009 and 2010, we did not incur any income tax liability in 2009 or 2010. Almost all of our income is generated by a variable interest entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with ours pursuant to FIN 46R. If the tax exemption were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $0.4 million for the third quarter of 2010 and 2009, and the net effect on earnings per share would have been $0.01 per share (basic and diluted) for the three months ended September 30, 2010 and 2009.

Net Income. As a result of the factors described above, our net income increased approximately $0.1 million, or 8.5% to approximately $1.60 million or $0.01 per share (basic and diluted) in the three months ended September 30, 2010 from $1.48 million , or $0.01 per share (basic and diluted) for the in the same period of 2009.

Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth the key components of our results of operations for the Nine Months ended September 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

					Change from Nine
	Nine Months Ended September 30,				Months Ended September 30,
	2010		2009		2009 to September 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$94,314	100.0%	$71,460	100.0%	$22,854	32.0%
Cost of sales	84,180	89.3%	64,033	896%	20,147	31.5%
Gross profit	10,134	10.7%	7,427	10.4%	2,707	36.4%
Operating expenses:
Selling expenses	2,182	2.3%	1,565	2.2%	617	39.4%
General and administrative expense	1,544	1.6%	1,446	2.0%	98	6.8%
Salary and wages	664	0.7%	393	0.6%	271	68.9%
Stock compensation	952	1.0%			952	2
Total operating expenses	5,342	5.7%	3,405	4.8%	1,938	56.9%
Income from operations	4,791	5.1%	4,023	5.6%	769	19.1%
Other income (expenses)
Interest income (expense), net	2	0.0%	(186)	(0.3)%	188	(101.2)%
Change in derivative liability	674	0.7%	(252)	(0.4)%	927	(367.5)%
Loss on debt extinguishment		0.0%	(139)	(0.2)%	139	(100.0)%
Other, net	(7)	(0.0)%	(2)	(0.0)%	(5)	224.1%
Total other income (expense)	670	0.7%	(579)	(0.8)%	1,249	(215.6)%
Net income1	5,461	5.8%	3,443	4.8%	2,018	58.6%
Deemed preferred stock dividend	(350)	(0.4)%			(350)	2
Net income available to common shareholders	5,111	5.4%	3,443	4.8%	1,668	48.4%
Comprehensive income:
Net income1	5,461	5.8%	3,443	4.8%	2,018	58.6%
Foreign currency translation gain (loss)	657	0.7%	(160)	(0.2)%	817	(510.5)%
Comprehensive income	6,118	6.5%	3,284	4.6%	2,835	86.3%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to the nine months ended September 30, 2010 or 2009.  If income tax were payable at the statutory rate, the net income available to common shareholders would have been $3.7 million for the nine months ended September 30, 2010 and $2.6 million for the nine months ended September 30, 2009.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased $22.9 million, or 32.0%, to $94.3 million in the nine months ended September 30, 2010 (the “September 2010 period”) from $71.5 million in the nine months ended September 30, 2009 (the “September 2009 period”). This increase was mainly due to our expanded plantation bases and supply sources during 2009, as we increased the land which we leased by approximately 4,056 acres during 2009.  The increase primarily reflects increased sales of our Fuji apples, which represented 81.4% of our sales in the September 2010 period.  Fuji apple sales increased by 29.7% in the September 2010 period as compared to the September 2009 period, with 93.4% of this increase being attributable to increased sales volume and 6.6% to increases in the average sales price, notwithstanding a decrease in the sales price for Fuji apples during the third quarter of 2010 which was reflected in a decline in Fuji sales from the third quarter of 2009 to the third quarter of 2010.  We expect the apple price to increase in the fourth quarter 2010 given lower volumes harvested in 2010. Sales of our emperor bananas increased by 58.7% in the September 2010 period as compared to the September 2009 period as a result of additional 833 acres new banana farmland leases, and higher demand for bananas in 2010. Sales of our tangerine oranges increased by 30.6% in the September 2010 period as compared to the September 2009 period. During the September 2009 period, our sales had decreased significantly due to a fruit insect disease which affected sales of our tangerine oranges during the period. This disease did not affect our tangerine oranges during the September 2010 period.

In addition, our sales volume increased by 23,158 tons in the September 2010 period as compared to the September 2009 period because we leased an additional 3,222 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas during the second half of 2009 and the first quarter of 2010.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term lease prepayments relating to the land used by the farming cooperatives. Our cost of sales increased approximately $20.1 million, or 31.5%, to approximately $84.2 million in the September 2010 period from approximately $64.0 million in the September 2009 period, because we increased fruit purchase.

Gross Profit and Gross Margin. Our gross profit increased approximately $2.7 million to approximately $10.1 million in the September 2010 period from approximately $7.4 million in the same period last year. Gross margin was 10.7% for the September 2010 period and 10.4% for the September 2009 period. Our gross margin was relatively stable since it is largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the September 2010 and 2009 periods.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent  and other selling expenses.  Our selling expenses increased approximately $0.6 million, or 39.4%, to approximately $2.2 million in the Nine Months ended September 30, 2010 from approximately $1.6 million in the same period last year. As a percentage of sales, selling expenses increased to 2.3% in the September 2010 period from 2.2% in the September 2009 period. Selling expenses increased due to increased salary expenses, promotion expenses and bonuses related to increased sales.

General and Administrative Expenses. Our administrative expenses increased approximately $0.1 million, or 6.8%, to approximately $1.5 million in the September 2010 period from approximately $1.4 million in the September 2009 period. As a percentage of sales, administrative expenses decreased to 1.6 % in the September 2010 period, as compared to 2.0% in the September 2009 period. During the first quarter of 2009, we incurred general and administrative expense associated with preparation for the opening of our new green foods distribution hub.

Salary and Wages. Our expenses for salary and wages increased by approximately $0.3 million, or 68.9%, to approximately $0.7 million in the September 2010 period from approximately $0.4 million in the September 2009 period. As a percentage of sales, salary and wages expenses increased to 0.7% in the September 2010 period as compared to 0.6% in the September 2009 period due to increased salary.

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We did not incur any stock compensation in the September 2009 period. The $1.0 million stock compensation for the September 2010 period represents the fair value of those shares that were issued or issuable during the September 2010 period.

Interest Income (Expense).  Interest income consists of interest earned on the bank deposits and interest expense for 2009 was driven by the $500,000 convertible debenture we issued in 2008. Interest income was $2,265 in the September 2010 period, compared to interest expense of $185,702 in the September 2009 period.  The interest expense in 2009 reflected the interest expense of $104,800 relating to the $500,000 convertible debentures we issued in April 2008.

Change in Derivative Liability.  Change of derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $674,445 in the September 2010 period compared to expense of $252,149 in the September 2009 period.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the absence of change in our stock price, which was $0.25 per share at December 31, 2009 and $0.24 at September 30, 2010. Our stock price was $0.09 at December 31, 2008 and $0.08 at September 30, 2009.

Loss on Debt Extinguishment.  In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  The $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in August 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment. We had  no comparable transaction in the September 2010 period.

Income before Income Taxes. As a result of the factors described above, our income before income taxes increased approximately $2.0 million to approximately $5.5 million in the September 2010 period, from approximately $3.4 million in September 2009 period. Income before income taxes as a percentage of sales increased to 5.8% in the September 2010 period, from 4.8% in the September 2009 period.

Income Tax.  Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2009 and 2010, we did not incur any income tax liability in 2009 or 2010. Almost all of our income is generated by a variable interest entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with our pursuant to FIN 46R.  If the tax exemption were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $1.4 million for the September 2010 period and $0.9 million for the September 2009 period, and the net effect on earnings per share would have been $0.01 per share (basic and diluted) for the September 2010 period and the September 2009 period.

Deemed Preferred Stock Dividend. As a result of the terms of the series A preferred stock that we issued in the September 2010 period, we generated a $350,000 deemed preferred stock dividend, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  We did not have any comparable item in the September 2009 quarter.

Net Income Available to Common Shareholders. As a result of the deemed preferred stock dividend, our net income applicable to common stockholders was $5.1 million, or $0.04 per share (basic) and $0.03 per share (diluted) for the September 2010 period, as compared with $3.4 million, or $0.04 per share (basic) and $0.03 per share (diluted) for the same period of 2009.

Liquidity and Capital Resources

At September 30, 2010, we had a working capital deficiency of approximately $678,154, as compared with a working capital deficiency of approximately $3.7 million at December 31, 2009.  Our working capital reflects our investment in long-term lease prepayments of $3.3 million, advances relating to construction of our green foods hub of $9 million and equity financings during the September 2010 period which generated $5.8 million. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2009 to September 30, 2010
	September 30, 2010	December 31, 2009	Change	Percent Change
Current Assets:
Cash and cash equivalents	$1,088	$1,987	$(899)	(45.2%	)
Accounts receivable, net	218	171	47	27.3%
Due from related parties		1	(1)	(100%	)
Inventories	2	10	(8)	(77.1%	)
Advances – current portion	572	256	316	123.3%
Other current assets	243	343	(100)	(29.1%	)
Total current assets	2,124	2,769	(645)	(23.3%	)
Current Liabilities:
Accounts payable and accrued expenses	1,057	1,186	(130)	(11.0%	)
Advances from customers	15	49	(34)	(69.3%	)
Due to related parties	453	3	449	13,357.4%
Shares to be issued as stock compensation	274	-	274	1
Derivative liability	1,004	5,207	(4,203)	(80.7%	)
Total current liabilities	2,802	6,446	(3,643)	(56.5%	)
Net working capital deficiency	(678)	(3,677)	2,999	(81.6%	)

1	The percentage is not included since is does not provide meaningful information.

In the September 2010 period, we used $2.3 million in operations as compared with the September 2009 period in which we used $1.6 million in operations. Our cash flow from operations reflects $6.0 million in construction advances relation to our green foods hub.  For the September 2010 period, we made $3.3 million of long-term prepayments on our lease obligations, as compared with $3.4 in the September 2009 period. These expenditures for long-term lease obligations which are payable at the commencement of the lease are reflected in cash flow from operating activities.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $3.4 million in 2009 and an additional $5.8 million during the September 2010 period, including $1.0 million that was received in early October 2010 pursuant to an agreement signed on September 29, 2010.

In June and July 2009, we borrowed $1.43 million from a group of investors.  Effective August 3, 2009, we entered into two agreements with the noteholders and with another investor who invested $200,000.  Pursuant to these agreements, the notes were cancelled and we issued common stock and warrants as follows:

Pursuant to one agreement, we issued, for $1,116,000, 13,129,410 shares of common stock at a purchase price and two-year warrants to purchase 10,145,454 shares of common stock at an exercise price of $0.11 per share.

Pursuant to the second agreement, we issued, for 520,000, (i) 4,333,334 shares of common stock, (ii) two-year warrants to purchase 3,466,666 shares of common stock at an exercise price of $0.15 per share and (iii) an option to purchase, for $0.12 per share, to 6,500,000 shares of common stock at a purchase price of $0.12 per share and, upon exercise of the option, a warrant to purchase 0.8 shares of common stock at $0.15 per share for each share of common stock issued upon exercise of the option.  During the nine months ended September 30, 2010, we issued,upon exercise of the option, 6,500,000 shares of common stock and warrants to purchase 5,200,000 shares of common stock at $0.15 per share.

On August 7, 2009, we entered into a series A convertible preferred stock and warrant purchase agreement with three accredited investors, who are the selling shareholders, to whom we sold, for $1,000,000, (i) an aggregate of 1,000,000 shares of the series A convertible preferred stock, (ii) five-year warrants to purchase 10,000,000 shares of common stock at $0.14 per share and 10,000,000 shares of common stock at $0.25 per share, and (iii) an option to purchase 1,000,000 shares of series A preferred stock at $1.00 per share.  The option was exercised in December 2009 and January 2010, and we issued 1,000,000 shares of series A preferred stock for $1,000,000. We paid an aggregate of $50,000 of broker fees in connection with this transaction and an additional $50,000 upon the exercise of the option.  We also reimbursed one of the investors for $45,000 of due diligence expenses.

In February 2010, we sold to two of the investors in the August 7, 2009 financing and their affiliates, 4,167,000 shares of common stock for $0.12 per share, for a total of $500,000.

In May 2010, we raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share pursuant to agreements with two sets of investors.  One group of investors purchased a total of 3,375,000 shares for $675,000 (the “group A investors”) and the other group purchased 13,625,000 shares of common stock for $2,725,000 (the “group B investors”).  On August 30, 2010, the Company entered into a an agreement with two investors pursuant to which the Company issued 1,250,000 shares of common stock for $250,000.  In connection with the May and August 2010 financings, we agreed with the investors that:

●
If, at any time as long as any of the group A investors holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issue convertible securities with an exercise price or conversion price which is less than the price paid in the financing, which was $0.20 per share, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The group B investors and the August 2010 investors have no comparable provision.

●
We would hire a finance manager or chief financial officer with United States public company experience, within 45 days after the closing.  If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the position is filled.  We have satisfied this covenant.

●
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

●
Within 120 days of closing with respect to the group A investors and 180 days of closing with respect to the group B investors and the August 2010 investors, we must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If we fail to meet this covenant, we must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

●
Within 90 days of closing, we agreed with the group A investors to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split” and we agreed with the group B investors and the August 2010 investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If we fail to meet this covenant, we must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

On September 29, 2010, we entered into an agreement to sell 5,000,000 shares of common stock for $0.20 per share, for a total of $1,000,000.  The offering costs were $31,000.  Pursuant to the purchase agreement, we agreed with the investors that:

●
If, as any time as long as any investor holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issues convertible notes or convertible preferred stock at a price or with a conversion price which is less than the $0.20 price paid in the financing, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.

●
Within 120 days of closing, we must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If we fail to meet this covenant, we must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

●
Within 90 days of closing, we agreed with to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split.” If we fail to meet this covenant, we must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past. These payments were approximately $3.3 million in the September 2010 period, $3.4 million in the 2009 and $7.2 million for 2008 and the funding for these leases was generated from our operations.

As of September 30, 2010, we had advanced approximately $9 million in the construction of our proposed green foods distribution hub.  Upon completion of the construction, the construction cost advances will be reflected as leasehold improvements and amortized over the 18 year term of the lease.  We estimate our total initial costs of this operation to be approximately $18 million, which includes construction costs of approximately $12 million, with approximately $4 million for auxiliary facilities, such as a cold storage facility as part of the distribution hub and refrigerated trucking capabilities, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub, launch and operate our new green foods business and maintain inventory.  However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required capital.  Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements.  Accordingly, we cannot be sure of the availability or terms of any third party financing, and any financing that may be available may be on terms which are not favorable to us and our shareholders and may result in significant dilution to our shareholders.  In addition, if our outstanding warrants are not exercised, the presence of such a large number of warrants combined by the lack of an active trading market in our stock may impair our ability to raise capital in the equity markets.  Although we are seeking equity and debt financings to provide us with the funds we require to construct and operate our green foods distribution hub, as of the date of this report, we do not have any formal or informal agreement or understanding with respect to any transaction which would provide us with the necessary cash.  The failure to obtain funding when required could significantly impair our ability to develop this business.

To the extent that we can generate funds from the sale of our equity and debt securities, our first priority is the completion and operation of the green foods distribution hubs.  To the extent that we develop operations directed to sales to retail operations, these operations will be included as a phase of the green foods distribution hub.  We do not currently plan to develop independent operations directed to the retail market.  To the extent that we are not able to generate funds from the sale of debt or equity securities, we will limit the expansion of our fruit business to land which we can purchase from our cash flow from operations.  Further, since we require additional leases in order to expand our existing produce business, any available funds which are used for other purposes could impair our ability to expand our present produce business.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo, our chief executive officer and Ms. Huasong Sheena Shen, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of September 30, 2010, our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2009 or September 30, 2010.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009 should not be relied upon due to the following:

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

●
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

●
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

●
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

●	Earnings per share has been restated to include the effects of the restated financial statements

We have restated our income statement and statements of cash flows for the quarter ended September 30, 2009 in this Form 10-Q. We also restated our financial statements for the years ended December 31, 2009 and 2008 and the quarters ended June 30 and March 31, 2010, September 30, June 30 and March 31, 2009, and September 30 and June 30, 2008 in our annual report on Form 10-K/A for the year ended December 31, 2009 and in our quarterly reports on Form 10-Q/A for the quarters ended June 30 and March 31, 2010 and September 30, June 30 and March 31, 2009..

We intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, other than as reflected in this Item 4 and our restated financial statements, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 30, 2010, the Company entered into a an agreement with two investors pursuant to which the Company issued 1,250,000 shares of common stock for $250,000.  In connection with this financing, the Company agreed with the investors that:

●
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

●
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

●
Within days of closing, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

●
Within 90 days of closing, the Company agreed with the investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met.

The issuance of the shares was exempt from registration pursuant to Regulation S under the Securities Act of 1933.  Both investors are residents of Hong Kong.

ITEM 6.	EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of agreement dated August 30, 2010 among the Company and two investors.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION

Date: November 15, 2010	By:	/s/ Xiong Luo
Xiong Luo, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Huasong Sheena Shen
Huasong Sheena Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)