Form 10-K/A
period 2009-12-31
Sino Green Land Corp
filed 2010-11-24
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(AMENDMENT NO. 3 )

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

Yes ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 17,537,771.  As of June 30, 2009, no market value was computed based upon the fact that no active trading market was established

There were 147,759,340 shares of common stock outstanding as of September 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III is incorporated by reference from the Company’s definitive information statement which was filed with the Securities and Exchange Commission on May 27, 2010.

SINO GREEN LAND CORPORATION
FORM 10-K

For the Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

This annual report on Form 10-K is being filed as Amendment No. 3 to our Annual Report on Form 10-K which was originally filed on April 15, 2010 with the Securities and Exchange Commission and amended to include Part III information on April 30, 2010 and further amended on October 27, 2010 to include restated financial statements, to reflect the ineffectiveness of our internal controls and to make related changes . We are amending this annual report to reflect only a change in the dating of the report of our independent registered accounting firm. Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

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

We have commenced construction of our green foods distribution hub in the Guangdong wholesale market at an estimated cost of approximately $18 million, of which we paid approximately $4.6 million as of December 31, 2009 toward the construction of the hub. These funds were generated from our operations and the sale of our equity securities.  We have no commitment for the balance of our estimated cost.  Our failure to raise the necessary funds for this project could impair our ability to complete the project and we may lose the money we have invested to date.

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

Date: November 24 , 2010

SINO GREEN LAND CORPORATION

/s/ Xiong Luo
Xiong Luo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Xiong Luo	Chief Executive Officer and President	November 24 , 2010
Xiong Luo	(Principal Executive Officer)

/s/ Huasong Sheena Shen *	Chief Financial Officer	November 24 , 2010
Huasong Sheena Shen	(Principal Financial and Accounting Officer)

/s/ Jeremy Goodwin *	Director	November 24 , 2010
Jeremy Goodwin

/s/ Danvil Kin Hang Chan *	Director	November 24 , 2010
Danvil Kin Hang Chan

/s/ Karen Tse *	Director	November 24 , 2010
Karen Tse

*By Xiong Luo		November 24, 2010
Xiong Luo, Attorney in fact

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 12, 2010  except for note 2, 7, 8, 9, 14 which is of October 27, 2010

SINO GREEN LAND CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,987,616	$544,860
Accounts receivable, net	171,143	200,731
Due from related parties	1,006	352,799
Inventories	9,934	16,931
Advances-current portion	256,225	-
Other current assets	343,169	58,045
Total Current Assets	2,769,093	1,173,366

Property and Equipment, net	547,727	139,765

Deposit	365,647	-

Advances	4,355,829	497,568

Long-term Prepayments	18,961,869	16,258,707

Total Assets	$27,000,165	$18,069,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,186,923	$1,529,786
Advances from customers	48,690	56,443
Due to related parties	3,364	129,444
Convertible debentures	-	360,710
Derivative liability	5,206,567	340,266
Total Current Liabilities	6,445,544	2,416,650

Stockholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 and 0 shares are designated as series A convertible preferred stock, with 1,650,000 and 0 shares issued and outstanding as of December 31, 2009 and 2008, respectively	650	-
Common stock, $0.001 par value, 780,000,000 shares authorized, 104,943,337 and 81,648,554 issued and outstanding as of December 31, 2009 and 2008, respectively	104,944	81,649
Additional Paid-in capital	7,736,406	4,919,351
Other comprehensive income	762,504	1,075,973
Retained earnings	11,950,117	9,575,783
Total stockholders' equity	20,544,621	15,652,756

Total Liabilities and Stockholders' Equity	$27,000,165	$18,069,406

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

n. Income taxes

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

t.Statement of cash flows

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

w.Reclassifications

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