Form 10-Q/A
period 2010-06-30
Sino Green Land Corp
filed 2010-11-24
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/ A
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

     ____________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30 , 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,759,340

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Restated)	1

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months (Unaudited and Restated ) and Six Months (Unaudited and Restated) Ended June 30, 2010 and 2009 (Unaudited and Restated)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (Unaudited and Restated) and 2009 (Unaudited and Restated)	3

	Notes to Consolidated Financial Statements (Unaudited)	4-17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.	CONTROLS AND PROCEDURES	30
		30
	PART II OTHER INFORMATION
ITEM 6.	EXHIBITS.	31

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment to our quarterly report on Form 10-Q. We are amending this quarterly report to reflect the deemed preferred stock dividend during the six months ended June 30, 2010.  The financial statements for all other periods have not been revised from the original filing. Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30, 2010	DECEMBER 31, 2009
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$4,054,824	$1,987,616
Accounts receivable, net	252,933	171,143
Due from related parties	-	1,006
Inventories	4,230	9,934
Advances-current portion	445,735	256,225
Other current assets	135,585	343,169
Total Current Assets	4,893,306	2,769,093
		-
Property and Equipment, net	515,682	547,727

Deposit	367,183	365,647

Advances	7,706,002	4,355,829

Long-term Prepayments	21,833,655	18,961,869
Total Assets	$35,315,828	$27,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$891,421	$1,186,923
Advances from customers	14,687	48,690
Due to related parties	128,673	3,364
Shares to be issued as stock compensation	591,821	-
Derivative liability	4,852,185	5,206,567
Total Current Liabilities	6,478,787	6,445,544

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,956,000 and 1,650,000 sharesoutstanding on June 30, 2010 and December 31, 2009, respectively	956	650
Common stock, $0.001 par value, 780,000,000 shares authorized, 128,943,670 and 104,943,337 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	128,944	104,944
Deferred compensation	(874,575)	-
Additional paid in capital	13,175,480	7,736,406
Other comprehensive income	947,748	762,504
Retained earnings	15,458,488	11,950,117
Total shareholders' equity	28,837,041	20,554,621

Total Liabilities and Stockholders' Equity	$35,315,828	$27,000,165

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	( Restated )	(Restated)
Sales	$29,771,125	$21,775,636	$63,326,928	$40,306,199

Cost of goods sold	26,928,570	19,563,887	56,560,136	36,146,317

Gross profit	2,842,555	2,211,749	6,766,793	4,159,882

Operating expenses
Selling expenses	373,922	663,933	1,454,340	888,137
General and administrative expenses	354,186	247,297	796,923	1,054,649
Salary and Wages	208,660	125,231	417,057	254,831
Stock Compensation	588,196	-	591,821	-
Total operating expenses	1,524,964	1,036,461	3,260,141	2,197,617

Operating income	1,317,591	1,175,288	3,506,652	1,962,265

Other income(expense)
Interest expenses (income)	337	-	1,943	(22,500)
Change in derivative liability	2,626,863	64,271	354,382	25,471
Others, net	(2,233)	261,827	(4,603)	72
Total other income (expense)	2,624,967	326,098	351,722	3,043

Net income	3,942,557	1,501,386	3,858,374	1,965,308
Deemed preferred stock dividend			(350,000)
Net income applicable to common stockholders	3,942,557	1,501,386	3,508,374	1,965,308

Comprehensive income:
Net income	3,942,557	1,501,386	3,858,374	1,965,308
Other comprehensive income (loss)
Foreign currency translation gain (loss)	188,973	(140,287)	185,244	(167,228)

Comprehensive income	$4,131,531	$1,361,099	$4,043,617	$1,798,080
Net income per share
Basic	$0.03	$0.02	$0.03	$0.02
Diluted	$0.03	$0.02	$0.02	$0.02
Weighted average number of shares outstanding
Basic	118,295,318	85,466,388	113,769,558	84,396,563
Diluted	146,678,642	86,017,744	144,919,481	84,947,919

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	JUNE 30,
	2010	2009
Cash flows from operating activities	(Restated)	(Restated)
Net income	$3,858,374	$1,965,308
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	41,138	42,088
Amortization	510,549	423,991
Change in derivative liability	(354,382)	(25,471)
Stock compensation	591,821	-
Decrease / (Increase) in current assets
Accounts receivable	(80,760)	(25,338)
Inventories	5,723	1,410
Other current assets	710,252	(275,851)
Advances	(4,019,243)	11,658
Long-term prepaid expense	(3,292,005)	(3,074,581)
Increase (decrease) in current liabilities
Accounts payable and accrued expense	(108,658)	(422,913)
Advances from customer	(34,075)	(7,638)
Tax payables	589	1,031,302
Other payables	(116,267)	(29,234)

Net cash provided by operating activities	(2,286,944)	(385,267)
Cash flows from investing activities
Acquisition of plant, property, and equipment	(6,929)	(2,336)
Net cash used in investing activities	(6,929)	(2,336)
Cash flows from financing activities
Proceeds from sale of preferred stock, net of offering cost	350,000	-
Proceeds from sale of common stock, net of offering cost	3,888,804	-
Proceeds from loan from related parties	24,701	471,016
Net cash provided by financing activities	4,263,505	471,016
		-
Effect of exchange rate change on cash and cash equivalents	97,575	(668)
		-
Net increase in cash and cash equivalents	2,067,207	82,745

Cash and cash equivalents, beginning balance	1,987,616	544,860
Cash and cash equivalents, ending balance	$4,054,824	$627,605
Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature	350,000	-
Conversion of preferred stock into common stock	$44,000	$-

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements ( see note 12 for a description of the restatement ) of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009, as restated. See Note 12. The results of the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Advances

As of June 30, 2010, advances of the Company amounted to $8,151,737 including current and non current portion, which represents $128,500 prepaid office decoration fee to unrelated party and the rest are advances made by the Company to an unrelated party in return for an 18 year lease commencing in 2010. The advances leases are required to be used to construct a multi level distribution center the Company intends to lease. The non current advances amounted to $7,706,002 and $4,355,829 as of June 30 2010 and December 31, 2009 respectively.

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

	Six month period Ended
	June 30,
	2010	2009
Net Income	$3,858	$1,965
Less : Deemed Preferred Stock Dividend	350	-
Net income available to common shareholders	$3,508	$1,965

Weighted average shares of common stock outstanding	113,770	84,397
Diluted effect of warrants, options, and preferred stock	31,149	551
Weighted average shares of common stock – diluted	144,919	84,948

Earnings per share – basic	$0.03	$0.02
Earnings per share -- diluted	$0.02	$0.02

	Three month period Ended
	June 30,
	2010	2009
Net Income	$3,943	$1,501
Less : Deemed Preferred Stock Dividend	-	-
Net income available to common shareholders	$3,943	$1,501

Weighted average shares of common stock outstanding	118, 295	85,466
Diluted effect of warrants, options, and preferred stock	28,384	551
Weighted average shares of common stock – diluted	146,679	86,018

Earnings per share – basic	$0.03	$0.02
Earnings per share -- diluted	$0 .03	$0.02

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

On January 15, 2010, pursuant to an option granted in August 2009, we issued for $280,000, (a) 2,333,333 shares of common stock and (b) warrants to purchase 1,866,667 shares of common stock at an exercise price of $0.15 per share. Such issuance had a dilutive effect of 861,419 shares for the six months period ended June 30, 2010.

At June 30, 2010, there remained outstanding from the August 2009 financing an option to purchase, for $500,000, (a) 4,166,667 shares of common stock and (b) a warrant to purchase 3,333,333 shares of common stock at an exercise price of $0.15 per share.  This option has a dilutive effect of 2,371,581 shares of common stock for the six months ended June 30, 2010.

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi ( RMB), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Manufacturing machinery	$407,812	$403,822
Office equipment	42,526	40,591
Motor vehicle	24,382	24,143
Leasehold Improvement	489,638	484,848
Total	964,358	953,044

Less: Accumulated Depreciation	(448,676)	(405,677)
Property and Equipment, net	$515,682	$547,727

Depreciation expenses for the three month period ended June 30, 2010 and 2009 were $20,500 and $21,078, respectively. Depreciation expenses for the six month period ended June 30, 2010 and 2009 were $41,138 and $42,088, respectively.

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

Sales of Securities

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

The Company’s management has determined that as a result of such accounting matters, its reported net income was overstated by 3,529,126 for the year ended December 31, 2009 and understated by $112,650 for the year ended December 31, 2008.

Set forth below is a comparative presentation of the balance sheet and income statement as of and for the three and six months ended June 30 , 2009 as restated and as initially reported in the Company’s Reports on Form 10- Q previously filed with the Securities and Exchange Commission. These financial statements include the restated balance sheet as of December 31, 2009.

For the three months ended June 30, 2010

	As Reported	As Restated
	6/30/2010	6/30/2010
INCOME STATEMENT:
Weighted average shares outstanding
Basic	118,365,892	118,295,318
Diluted	153,944,387	146,678,642
For the six months ended June 30, 2010

	As Reported	As Restated
	6/30/2010	6/30/2010
INCOME STATEMENT:
Net income	$3,858,374	$3,858,374
Deemed preferred stock dividend		(350,000)
Net income applicable to common stockholders	3,858,374	3,508,374
Comprehensive income:
Net income	3,858,374	3,858,374
Other comprehensive income (loss)
Foreign currency translation gain (loss)	185,244	185,244
Comprehensive income	$4,043,617	$4,043,617

Weighted average shares outstanding
Basic	108,551,381	113,769,558
Diluted	146,896,474	144,919,481

For the three and six months ended June 30, 2009

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As Reported	As Restated	As Reported	As Restated
INCOME STATEMENT:
Sales	$21,775,636	$21,775,636	$40,306,199	$40,306,199
Cost of goods sold	19,389,024	19,563,887	35,796,603	36,146,317
Gross profit	2,386,612	2,211,749	4,509,596	4,159,882

Operating expense:
Selling expenses	838,796	663,933	1,237,851	888,137
General and administrative expenses	372,528	372,528	1,309,480	1,309,480
Total operating expenses	1,211,324	1,036,461	2,547,331	2,197,617
Operating income	1,175,288	1,175,288	1,962,265	1,962,265

Other income/(expense):
Other income (expense), net	284,320	261,827	72	72
Interest expense			(22,500)	(22,500)
Beneficial conversion feature expense	125,000	-		-
Change in derivative liability		64,271		25,471
Total other income/(expense)	409,320	326,098	(22,428)	3,043

Net income	1,584,608	1,501,386	1,939,837	1,965,308
Other comprehensive loss:
Foreign currency translation gain/(loss)	(140,287)	(140,287)	(167,228)	(167,228)
Comprehensive income (loss)	$1,444,322	$1,361,099	$1,772,609	$1,798,080

Net income (loss) per share:
Basic	$0.02	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02	$0.02

Weighted average number of shares outstanding
Basic	85,466,388	85,466,388	84,396,563	84,396,563
Diluted	86,017,744	86,017,744	84,947,919	84,947,919

As of December 31 , 2009

	As Reported	As Restated
	12/31/2009	12/31/2009
BALANCE SHEET:
Derivative liability		$5,206,567

Preferred stock	$1,650	650

Additional Paid-in Capital	10,119,540	7,735,406

Retained earnings	$14,772,550	$11,950,117

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

We have recently introduced a line of vegetable products, which we process and distribute to end users. However, our revenue from vegetables has been nominal through June 30 , 2010.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2010. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of June 30, 2010, we had paid a total of $24.4 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

Commencing in the first quarter of 2010, we began to export food products, with our initial export sales being made to Australia. To date, revenue from exports has not constituted more than a nominal portion of our revenue.

We are in the process of constructing a new hub for the sale of green foods in the Guangdong wholesale market.  We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of green foods in one location.  We intend to purchase green foods from members of the China Green Food Association, who sell more than 17,000 food items, and sell the foods in our green foods hub.  As of  September 30, 2010 , we had paid approximately $ 9 . 0 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009 and early 2010.  We anticipate that we will be able to complete the construction of the hub and begin the operations of our new green foods product line in 2011.   We anticipate that the total investment to launch this business will be $ 18 million, which includes construction costs of approximately $ 12 million, with approximately $4 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

Taxation

The PRC Enterprise Income Tax Law ( EIT ) and Implementing Rules impose a unified EIT rate of 25% on all domestic-invested enterprises and foreign-invested enterprises, or FIEs, unless they qualify under certain limited exceptions. The law gives the FIEs established before March 16, 2007, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the FIEs that are eligible for a full exemption and 50% reduction under the original law are allowed to retain their preferential treatment until these holidays expire.

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

The 1,000,000 shares of series A preferred stock issued in August 2009 were issued together with were issued with warrants and a conversion feature and the 1,000,000 shares of series A preferred stock that was issued in December 2009 and January 2010 were issued with a conversion feature.  As a result , the proceeds received on the transaction were allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009 should not be relied upon for reasons set forth in Note 12 of Notes to Consolidated Financial Statements. This quarterly report reflects restated financial statements for the three and six months ended June 30, 2009 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008, restated financial statements for the three and six months ended June 30, 2010 due to an error in the calculation of weighted average shares outstanding, and restated financial statements for the six months ended June 30, 2010 because of our failure to reflect the deemed preferred stock dividend resulting from the issuance of shares of series A preferred stock in January 2010.

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

Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the key components of our results of operations for the three months ended June 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

						Change from Three
	Three Months Ended June 30,					Months Ended June 30,
	2010			2009		2009 to June 30, 2010
	Amount		Percent	Amount	Percent	Amount	Percent
Sales	$29,771		100.0%	$21,776	100.0%	$7,995	36.7%
Cost of sales	26,929		90.5%	19,564	89.8%	7,365	37.6%
Gross profit	2,843		9.6%	2,212	10.2%	631	28.5%
Operating expenses:
Selling expenses	374		1.3%	664	3.1%	(290)	(43.7)%
General and administrative expense	354		1.2%	247	1.1%	107	43.2%
Salary and wages	212		0.7%	125	0.6%	87	69.5%
Stock compensation	585		2.0%			585	2
Total operating expenses	1,525		%	1,036	%	489	47.1%
Income from operations	1,318		4.4%	1,175	5.4%	142	12.1%
Other income (expenses)
Interest (expense) income, net
Change in derivative liability	2,627		8.8%	64	0.3%	2,563	3,987.2%
Other, net	(2)		(0.0)%	262	1.2	(264)	(100.9)%
Total other income (expense)	2,625		8.8%	326	1.5%	2,299	705.0%
Net income1	3,943		13.2%	1,501	6.9%	2,441	162.6%
Deemed preferred stock dividend		)	)%				2
Net income available to common shareholders	3,943		13.2%	1,501	6.9%	2,441	162.6%
Comprehensive income:
Net income1	3,943		13.2%	1,501	6.9%	2,441	162.6%
Foreign currency translation gain (loss)	189		0.6%	(140)	(0.6)%	329	(234.7)%
Comprehensive income	4,132		13.9%	1,361	6.3%	2,770	203.5%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to the three months ended June 30, 2010 or 2009.  If income tax were payable at the statutory rate, the net income available to common shareholders would have been $3.0 million for the three months ended June 30, 2010 and $1.1 million for the three months ended June 30, 2009.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased approximately $8 million, or 36.7%, to approximately $29.8 million in the three months ended June 30, 2010 from approximately $21.8 million in the three months ended June 30, 2009.

Sales of our Fuji apples increased by 31.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Of this increase, 56.9% is attributable to increased sales volume and 43.1% of this increase is attributable to increases in the average sales price because our apples were of a higher quality which resulted in an increased sales price. Sales of our emperor bananas increased by 92.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of additional 833 acres new banana farmland leases, and higher demand of banana in 2010. Sales of our tangerine oranges increased by 92.4% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the three months ended June 30, 2009 our sales had decreased significantly due to a fruit insect disease which affected sales of our tangerine oranges during the period. This disease did not affect our tangerine oranges during the three months ended June 30, 2010.

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

Salary and Wages. Our salary and wages expenses increased by approximately $0.09 million, or 69.5%, to approximately $0.21 million in the three months ended June 30, 2010 from approximately $0.12 million in the three months ended June 30, 2009. As a percentage of sales, salary  and wages expenses increased to 0.71% in the three months ended June 30, 2010 as compared to 0.57% in the three months ended June 30, 2009 due to increased salary.

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

Interest Expense. The interest income was $377 in the three months ended June 30, 2010 and there was no interest income ( expense ) in the same period of 2009 .

Change in derivative liability.   Change of derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $2,626,863 in the three months ended June 30, 2010 period compared to income of $64,271 for the comparable period of 2009.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.35 per share at March 31, 2010 and $0.25 per share at June 30, 2010 .

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2009 and 2010, we did not incur any income tax liability in 2009 or 2010.

Net Income. As a result of the factors described above, our net income increased approximately $ 2.4 million, or 163% to approximately $ 3.9 million or $0.03 per share (basic and diluted) in the three months ended June 30, 2010 from $1 .5 million , or $0.02 per share (basic and diluted) for the in the same period of 2009.

Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the key components of our results of operations for the six months ended June 30, 2010 and 2009, in thousands of U.S. dollars and as a percentage of sales:

					Change from Six
	Six Months Ended June 30,				Months Ended June 30,
	2010		2009		2009 to June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$63,327	100.0%	$40,306	100.0%	$23,021	57.1%
Cost of sales	56,560	89.3%	36,146	89.7%	20,414	56.5%
Gross profit	6,767	10.7%	4,160	10.3%	2,607	62.7%
Operating expenses:
Selling expenses	1,454	2.3%	888	2.2%	566	63.8%
General and administrative expense	797	1.3%	1,055	2.6%	(258)	(24.4)%
Salary and wages	421	0.7%	255	0.6%	166	65.1%
Stock compensation	588	1.0%	-	-	588	2
Total operating expenses	3,260	5.1%	2,198	5.5%	1,062	48.3%
Income from operations	3,507	5.5%	1,962	4.9%	1,544	78.7%
Other income (expenses)
Interest (expense) income, net	2	0.0%	(23)	(0.1)%	24	(108.6)%
Change in derivative liability	354	0.6%	25	0.1%	329	1,291.3%
Other, net	(5)	(0.0)%			(5)	(6,493.1)%
Total other income (expense)	352	0.6%	3	0.0%	349	11,458.4%
Net income1	3,858	6.1%	1,965	4.9%	1,893	96.3%
Deemed preferred stock dividend	(350)	(0.6)%	--	--	(350)	2
Net income available to common shareholders	3,508	5.5%	1,965	4.9%	1,543	78.5%
Comprehensive income:
Net income1	3,858	6.1%	1,965	4.9%	1,893	96.3%
Foreign currency translation gain (loss)	185	0.3%	(167)	0.4%	353	(210.8)%
Comprehensive income	4,044	6.4%	1,798	4.5%	2,245	124.9%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to the six months ended June 30, 2010 or 2009.  If income tax were payable at the statutory rate, the net income available to common shareholders would have been $2.5 million for the six months ended June 30, 2010 and $1.5 million for the six months ended June 30, 2009.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased $ 23.0 million, or 57.1%, to $ 63.3 million in the six months ended June 30, 2010 ( the “ June 2010 period”) from $40.3 million in the six months ended June 30, 2009 (the “June 2009 period”). This increase was mainly due to our expanded plantation bases and supply sources during 2009, as we increased the land which we leased by approximately 8,700 acres during 2009.  The increase primarily reflects increased sales of our Fuji apples, which represented 83.8% of our sales in the June 2010 Period.  Fuji apple sales increased by 55.5% in the June 2010 period as compared to the June 2009 period, with 79% of this increase being attributable to increased sales volume and 21% to increases in the average sales price Sales of our emperor bananas increased by 105.5% in the June 2010 period as compared to the June 2009 period as a result of additional 833 acres new banana farmland leases, and higher demand for bananas in 2010. Sales of our tangerine oranges increased by 30.6% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the June 2009 period, our sales had decreased significantly due to a fruit insect disease which affected sales of our tangerine oranges during the period. This disease did not affect our tangerine oranges during the June 2010 period.

In addition , our sales volume increased by 20,344 tons in the June 2010 period as compared to the June 2009 period because we leased an additional 3,222 acres of land from the farming cooperative that supplies us with Fuji apples, and 833 acres of land from the farming cooperative that supplies us with emperor bananas during the second half of 2009 and the first quarter of 2010.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term lease prepayments relating to the land used by the farming cooperatives. Our cost of sales increased approximately $20.41 million, or 56.5%, to approximately $56.6 million in the June 2010 period from approximately $36.1 million in the June 2009 period , reflecting increased purchases of produce and higher levels of amortization reflecting additional land leases, in the first half of 2010.

Gross Profit and Gross Margin. Our gross profit increased approximately $2.61 million to approximately $6.77 million in the six months ended June 30, 2010 from approximately $4.16 million in the same period last year. Gross margin was 10.69% and 10.32% for the six months ended June 30, 2010 and 2009, respectively. Our gross margin was relatively stable since it is largely determinate by the margin of the wholesale prices we buy from our suppliers and the reseller price we sell at distribution centers, both of which have remained relatively stable during the six months ended June 30, 2010 and 2009.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense and depreciation. Our selling expenses increased approximately $0.57 million, or 63.7%, to approximately $1.45 million in the six months ended June 30, 2010 from approximately $0.89 million in the same period last year. As a percentage of sales, selling expenses increased to 2.3% in the June 2010 period from 2.2% in the June 2009 period . Selling expenses increased due to increased salary expenses, promotion expenses and bonuses related to increased sales.

General and Administrative Expenses . Our administrative expenses decreased approximately $0.26 million, or 24.4%, to approximately $0.79 million in the June 2010 period from approximately $1.05 million in the June 2009 period. As a percentage of sales, administrative expenses decreased to 1.26% in the June 2010 period, as compared to 2.62% in the June 2009 period. During the first quarter of 2009, we incurred significant expenses relating to the reverse acquisition transaction in January 2009. The decrease in expenses relating to the reverse acquisition was partially offset by increased expenses resulting from our status as a public company.

Salary and Wages. Our expenses for salary and wages increased by approximately $0.17 million, or 65.1%, to approximately $0.42 million in the June 2010 period from approximately $0.25 million in the June 2009 period. As a percentage of sales, salary and wages expenses increased to 0.66% in the June 2010 period as compared to 0.63% in the June 2009 period due to increased salary.

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We did not incur any stock compensation in the June 2009 period . The $0.59 million stock compensation for the June 2010 period represents the fair value of those shares that were issued in the second quarter and which vested during that quarter. The value of the unvested shares is reflected as deferred compensation on our balance sheet and it will be reflected in income as the shares vest. The remaining shares vest in equal installments in the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, subject to accelerated vesting under certain condition, including, with respect to shares issued to our officers, the death of the officer.

Interest Income (Expense).  Interest income was $1,943 in the June 2010 period, compared to interest expense of $22,500 in the June 2009 period.  The interest expense in 2009 reflected the interest expense relating to the $500,000 convertible debentures we issued in April 2008. In April 2008, we issued our 18% convertible notes in the principal amount of $500,000 and warrants to purchase a number of shares to be determined based on certain future financings. These notes were paid during 2009.

Change in Derivative Liability.  Change of derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $354,382 in the June 2010 period compared to income of $25,471 in the June 2009 period.   The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the absence of change in our stock price, which was $0.25 per share at both December 31, 2009 and June 30, 2010. Our stock price was $0.09 at December 31, 2008 and $0.08 at June 30, 2009.

Income before Income Taxes . Based on the factors described above, our income before income taxes increased approximately $ 1.89 million to approximately $3.86 million in the June 2010 period , from approximately $ 1.97 million in June 2009 period . Income before income taxes as a percentage of sales increased to 6.09% in the June 2010 period , from 4.88% in the June 2009 period.

Income Tax.  Because of the income tax holiday, we did not incur any income tax expense in the June 2010 or June 2009 periods.  If the tax holiday were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $1.0 million for the June 2010 period and $0.5 million for the June 2009 period, and the net effect on earnings per share should have be $0.01 per share for basic and $0.00 per share for diluted for the June 2010 period and $0.00 per share (basic and diluted) for the June 2009 period.  Almost all of our income is generated by a variable interest entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with our pursuant to FIN 46R.

Deemed Preferred Stock Dividend. As a result of the terms of the series A preferred stock that we issued in the June 2010 period, we generated a $350,000 deemed preferred stock dividend, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  We did not have any comparable item in the June 2009 quarter.

Net Income Available to Common Shareholders . As a result of the deemed preferred stock dividend , our net income applicable to common stockholders was $3.51 million, or $0.03 per share (basic) and $0.02 per share (diluted) for the June 2010 period , as compared with $ 1.97 million, or $0.02 per share (basic and diluted) for the same period of 2009.

Liquidity and Capital Resources

At June 30, 2010, we had a working capital deficiency of approximately $1.6 million, as compared with a working capital deficiency of approximately $3.7 million at December 31, 2009.  Our working capital reflects our investment in long-term lease prepayments of $3.3 million, advances relating to construction of our green foods hub of $9.0 million and equity financings which generated $4.2 million and cash flow used in operations of $2.3 million. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2009 to June 30, 2010
	June 30, 2010	December 31, 2009	Change	Percent Change
Current Assets:
Cash and cash equivalents	$4,055	$1,987	2,067	104.0%
Accounts receivable, net	253	171	82	47.8%
Due from related parties		1	(1)	(100%	)
Inventories	4	10	(6)	(57.4%	)
Advances – current portion	446	256	190	74.0%
Other current assets	136	343	(208)	(60.5%	)
Total current assets	4,893	2,769	2,124	76.7%
Current Liabilities:
Accounts payable and accrued expenses	891	1,186	(295)	(24.9%	)
Advances from customers	15	49	(34)	(69.8%	)
Due to related parties	129	3	125	3,725.0%
Shares to be issued as stock compensation	592	-	592	NM
Derivative liability	4,852	5,207	(354)	(6.8%	)
Total current liabilities	6,479	6,446	33	0.5%
Net working capital deficiency	(1,585)	(3,677)	2,092	(56.9%	)

In the June 2010 period, we used $2.3 million in operations as compared with the June 2009 period in which we used $0.4 million in operations.   Our cash flow from operations reflects $4.0 million in construction advances relation to our green foods hub.  For the June 2010 period, we made $3.3 million of long-term prepayments on our lease obligations, as compared with $3.1 in the June 2009 period.  These expenditures for long-term lease obligations which are payable at the commencement of the lease are reflected in cash flow from operating activities.  During the June 2010 period, we received net proceeds of $4.2 million from financing activities from the sale of our equity securities.  In the June 2009 period, we received $0.5 million as a loan from related parties.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $3.4 million in 2009, an additional $1.1 million in the first quarter and $3.4 million in the second quarter of 2010.

In June and July 2009, we borrowed $1.43 million from a group of investors.  Effective August 3, 2009, we entered into two agreements with the note holders and with another investor who invested $200,000.  Pursuant to these agreements, the notes were cancelled and we issued common stock and warrants as follows:

Pursuant to one agreement, we issued 13,129,410 shares of common stock at a purchase price of $0.085 per share and two-year warrants to purchase 10,145,454 shares of common stock at an exercise price of $0.11 per share.

Pursuant to the second agreement, we issued 4,333,334 shares of common stock at a purchase price of $0.12 per share, granted the investors an option to purchase acquire up to 6,500,000 shares of common stock at a purchase price of $0.12 per share and issued two-year warrants to purchase 3,466,666 shares of common stock at an exercise price of $0.15 per share.  The option provided that, upon exercise of the option to purchase 6,500,000 shares of common stock, we would issue two-year warrants to purchase up to 5,200,000 shares of common stock at an exercise price of $0.15 per share. In January and July 2010, these options were exercised, and we issued 6,500,000 shares of common stock and warrants to purchase 5,300,000 shares of common stock at $0.15 per share.

On August 7, 2009, we entered into a series A convertible preferred stock and warrant purchase agreement with three accredited investors, who are the selling shareholders, to whom we sold, for $1,000,000, an aggregate of 1,000,000 shares of the series A convertible preferred stock and five-year warrants to purchase 10,000,000 shares of common stock at $0.14 per share and 10,000,000 shares of common stock at $0.25 per share. The investors had the option to acquire an additional 1,000,000 shares of preferred stock at $1.00 per share, and, in December 2009 and January 2010, they exercised this option and we issued 1,000,000 shares of series A preferred stock for $1,000,000. We paid an aggregate of $50,000 of broker fees in connection with this transaction and an additional $50,000 upon the exercise of the option.  We also reimbursed the investors for $45,000 of due diligence expenses.

In February 2010, we sold to two of the investors in the August 7, 2009 financing and their affiliates, 4,167,000 shares of common stock for $0.12 per share, for a total of $500,000.

In May 2010, we raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share.

In September 2010, we sold 5,000,000 shares of common stock for $0.20 per share, for total gross proceeds of $1,000,000.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past. These payments were approximately $3.3 million in the June 2010 period, $3.4 million in the 2009 and $7.2 million for 2008 and the funding for these leases was generated from our operations.

As of September 30, 2010, we had advanced approximately $9.0 million in the construction of our proposed green foods distribution hub.  Upon completion of the construction, the construction cost advances will be reflected as leasehold improvements and amortized over the 18 year term of the lease.  We estimate our total initial costs of this operation to be approximately $18 million, which includes construction costs of approximately $12 million, with approximately $4 million for auxiliary facilities, such as a cold storage facility as part of the distribution hub and refrigerated trucking capabilities, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

We will need to raise a substantial amount of capital from equity or debt markets, or to borrow funds from local banks, in order to complete the construction of our hub, launch and operate our new green foods business and maintain inventory .  However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required capital.  Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements.   Accordingly, we cannot be sure of the availability or terms of any third party financing, and any financing that may be available may be on terms which are not favorable to us and our shareholders and may result in significant dilution to our shareholders.  In addition, if our outstanding warrants are not exercised, the presence of such a large number of warrants combined by the lack of an active trading market in our stock may impair our ability to raise capital in the equity markets.  Although we are seeking equity and debt financings to provide us with the funds we require to construct and operate our green foods distribution hub, as of the date of this prospectus, we do not have any formal or informal agreement or understanding with respect to any transaction which would provide us with the necessary cash.  The failure to obtain funding when required could significantly impair our ability to develop this business.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including Mr. Xiong Luo, our chief executive officer and Ms. Huasong Sheena Shen, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. For the reasons set forth in the following paragraphs, our management, under the direction of Mr. Luo and Ms. Shen concluded that as of June 30, 2010, our disclosure controls and procedures were not effective.

At December 31, 2008, we were a privately-owned company, and, accordingly, we did not make a determination as to the effectiveness of our internal controls over financial reporting.  For the reasons set forth below, our internal controls over financial reporting were not effective at December 31, 2009 or June 30, 2010.

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

We have restated our income statement and statements of cash flows for the quarter ended June 30, 2009 in this Form 10-Q. We also restated our financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, June 30 and March 31, 2009, and September 30 and June 30, 2008, respectively.

We intends to take such steps as are necessary, including the engagement of accounting personnel with experience in US GAAP, in order that our financial controls and disclosure controls are effective.

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2010, other than as reflected in this Item 4 and our restated financial statements , there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION

Date: November 24 , 2010	By: /s/ Xiong Luo
Xiong Luo, Chief Executive Officer
(Principal Executive Officer)

Date: November 24 , 2010	By: /s/ Huasong Sheena Shen
Huasong Sheena Shen , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)