Form 10-K
period 2010-12-31
Sino Green Land Corp
filed 2011-03-31
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 30, 2010 was $34,162,068.

There were 213,512,924 shares of common stock outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III is incorporated by reference from the Company’s definitive proxy statement or information statement which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

SINO GREEN LAND CORPORATION
FORM 10-K

For the Fiscal Year Ended December 31, 2010

INFORMATION CONCERNING THE COMPANY

References to “we,” “us,” “our” and similar words refer to the Sino Green Land Corporation and its subsidiaries and Guangzhou Greenland, a variable interest entity whose financial statements are consolidated with ours, unless the context indicates otherwise.  Prior to the reverse acquisition, which is described in Item 1, these terms refer to Organic Region, its subsidiaries and Guangzhou Greenland, unless the context indicates otherwise.

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars, which is the functional currency of the parent company, Sino Green Land Corporation. In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB (or, if applicable, another currency) to United States dollars, determined as of a specific date or period.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars.   Similarly, the compensation of our officers may reflect an increase or decrease in the amount of our obligations (expressed in dollars).

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Item 1A.  Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. In addition, such statements could be affected by risks and uncertainties related to weather and natural disasters, our ability to conduct business in the PRC, product demand, including the demand for fruit and vegetable products, our ability to develop and maintain good relations with local cooperative suppliers, our ability to raise any financing which we may require for our operations, including financing for our green produce hub, competition, our ability to develop our proposed distribution hub, including entering into agreement with vendors and collecting fees from the vendors and developing a line of products for sale by us at the distribution center, government regulations and requirements, including any imposition of price controls, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

PART I

Item 1. Business

Summary

Through our Chinese operating subsidiaries, we are primarily engaged in the wholesale distribution, marketing and sales of high-value fruits and vegetables at two main wholesale markets in Guangdong Province and North China. To date, almost all of our revenues have been generated by sales of Fuji apples, which accounted approximately 83% of our revenues in 2010 and approximately 85% of our revenues in 2009, and emperor bananas and tangerine oranges. We purchase our products directly from farming cooperative groups on plantations in three Chinese provinces of Shaanxi, Guangdong, and Guangxi and we distribute our products to other regions almost exclusively through the wholesale markets.  At these markets our customers include trading agents who purchase fruit from us and sell to their own customers.  Although we make some direct sales, these sales are not significant.  We also provide the farming cooperatives with varying degrees of farming, harvesting and marketing services.  We have recently introduced a line of vegetable products, which we prepare for shipping and distribution to end users.

Our proposed distribution hub consists of two buildings, which have a total of approximately 600,000 square feet of floor space, and a 130,000 square foot cold storage facility, all in the Guangdong Yuncheng wholesale market in Guangzhou, which we plan to use for the distribution of foods which we believe are high-quality foods. We plan to use the cold storage facility for storage of our apples. We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of high quality foods in one location. All of the buildings, which were leased, have been constructed, although the two buildings in the distribution hub still require interior construction and decoration as well as equipment before we can use them. We paid for the construction of one of the buildings and the cold storage facility. We issued our common stock in February 2011 as payment for the construction of the other building.

Through December 31, 2010, we had paid approximately $14.2 million in cash toward the exterior as well as some of the interior construction of this hub using cash generated by our operations and from funds which we raised in late 2009 and 2010.  Pursuant to the terms of our lease for the hub, the landlord had the obligation to construct the facility, but we were required to advance funds to the landlord for the construction. We anticipate that the total investment to launch this business will be $32.4 million, which includes construction costs of approximately $27.4 million, with approximately $3 million for auxiliary facilities, such as refrigerated trucking capabilities and air conditioning, and $2 million for initial inventory of new premium imported products. The construction costs includes the approximately $8.4 million which was paid through the issuance of common stock in February 2011.

Commencing in the first quarter of 2010, we began to export food products, with our initial export sales being made to Australia. To date, revenue from exports has not constituted more than a nominal portion of our revenue.

Organization

We are a Nevada corporation, organized under the name Henry County Plywood Corporation, in March 2008, as the successor to a Virginia corporation of the same name which was organized in May 1948. We changed our corporate name to Sino Green Land Corporation on March 23, 2009.

We are the sole shareholder of Organic Region Group Limited (“Organic Region”), a British Virgin Islands company organized on January 30, 2003.  Organic Region is the sole shareholder of Zhuhai Organic Region Modern Agriculture Ltd., a wholly foreign-owned entity, known as a WFOE, Guangzhou Organic Region Agriculture Ltd., a WFOE, Fuji Sunrise International Enterprises Limited, a British Virgin Islands company, Southern International Develop Limited, a British Virgin Islands company, and HK Organic Region Limited, a Hong Kong company.  In addition, Organic Region entered into exclusive arrangements with Guangzhou Greenland Co. Ltd., an individual business entity owned by Mr. Xiong Luo, our chief executive officer, president and a director who gave Organic Region the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, we consolidated the financial results of Guangzhou Greenland as variable interest entity pursuant to ASC 810, which was formerly classified as Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” in our financial statements.

The following chart reflects our organizational structure as of the date of this annual report.

The following table describes our corporate structure:

Name of Entity	Relationship to Us	Nature of Business
Sino Green Land Corporation	N.A.	Holding company
Organic Region Group Limited	100% owned by us	Holding company
Zhuhai Organic Region Modern Agriculture Ltd.	100% owned by Organic Region	Plantation and export
Guangzhou Organic Region Agriculture Ltd.	100% owned by Organic Region	Cleaning and preparing vegetables for distribution and distribution of vegetables
Fuji Sunrise International Enterprises Limited	100% owned by Organic Region	Presently inactive, with plans for apple distribution
Southern International Develop Limited	100% owned by Organic Region	Leaseholder for green food distribution center presently under construction
HK Organic Region Limited	100% owned by Organic Region	Proposed import and export operations
Guangzhou Greenland Co., Ltd.	100% owned by our chief executive officer and treated as a variable interest entity controlled by us	Wholesale sale of fruit, and the source of substantially all of our revenue.
Guangzhou Metro Green Trading Limited	100% owned by Southern International Develop Limited	Premium foods distribution

Reverse Acquisition

On January 15, 2009, we acquired Organic Region pursuant to a share exchange agreement with Organic Region, its shareholders and its wholly owned subsidiaries. Pursuant to the share exchange agreement, the Organic Region shareholders transferred all of the shares of the capital stock of Organic Region, in exchange for 81,648,554 shares of our common stock, which constituted 98% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the share exchange agreement.  The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Organic Region is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Organic Region of us, with the issuance of stock by Organic Region for the net monetary assets of us (then known as Henry County Plywood Corporation). This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of Organic Region, its subsidiaries and variable interest entity, which is treated as the acquiring party for accounting purposes. The financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 81,648,554 shares issued in the reverse acquisition are considered outstanding for all periods presented.  In connection with the reverse acquisition, we changed our fiscal year to the calendar year to reflect the fiscal year of Organic Region.

As part of, and contemporaneously with, the reverse acquisition, on January 15, 2009, we entered into a redemption agreement with our then majority shareholders, pursuant to which we issued our non-interest bearing convertible promissory notes in the total principal amount of $500,000 to purchase 1,666,298 shares of common stock owned by these shareholders, and we cancelled the acquired shares.  We paid the notes in two installments of principal in the amount of $250,000 on March 31, 2009 and April 27, 2009.  We have no further obligation to our former majority shareholders.

At the time of the reverse acquisition, we were a shell company with no operations and our sole purpose was to locate and consummate a merger or acquisition with a private entity.  As a result of the reverse acquisition, our business has become the business conducted by Organic Region.

Our corporate headquarters are located at 6/F No. 947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guangzhou, People’s Republic of China. Our telephone number is 86-20-84890337. Our website is http://www.sinogreenland.com.  Information on our website or any other website does not constitute a part of this annual report.

Our Industry and Market Trends

Background

The rapid economic expansion experienced in China in the recent decade brought more income to Chinese consumers and enabled higher consumer spending. We see this trend through the rising number of supermarkets operating in China and their total sales. Studies have shown that as the living standard of an urban population increases, consumers consume more fruits on a per capital basis. A recent USDA Economic Research study, Consumer Demand for Fruit and Vegetables: the U.S. Example, by Susan L. Pollack, concluded that fruit and vegetable consumption in high income countries was more than two and one-half times that of low income countries.  This report is available at http://www.ers.usda.gov/publications/wrs011/wrs011h.pdf.  The latest USDA data shows China’s urban per capita consumption of fruits and melons at 54kg in 2008 and 60kg in 2007.  This information is available at http://www.ers.usda.gov/data/china/NationalResults.aspx?DataType=2&DataItem=104&StrDatatype=Urban+per+capita+consumption&ReportType=0.  However, this amount is still low compared to the level of fruit consumption of 123kg/yr in the United States.  We believe that there is still much room for growth of fruit consumption in China.

In terms of the absolute size of the market, a 2008 National Bureau of Statistics of China report on the world fresh food market estimated that China’s total fruit production was 107.8 million tons in 2008, representing approximately 19% of an estimated global production of 570 million metric tons for that year.  Of China’s production volume, China exported only about 1.9 million tons, so the vast majority of its production was consumed domestically.  This information is available at http://www.stats.gov.cn/tjsj/qtsj/gjsj/2009/t20100413_402634129.htm.  Thus, the vast majority of China’s fruit production was consumed domestically.

Industry Structure

Prior to 1984, the fruit industry in China was subject to state controlled pricing and distribution.  Although fruit production developed rapidly and features varied categories and configurations, the PRC’s fruit production structure still lagged far behind other industries in the following three aspects:

•	Apples, oranges and pears accounted for a large proportion of total domestic fruit production (at approximately 63.5%), but lacked high-end and rare categories.

•
The domestic fruit harvest period was clustered in the fall months; oranges mature mainly in November and December and a few categories of fruits matured before October. The supply of fruits was therefore too concentrated during a short period.

•	Fruit storage methods only allowed for the storage of less than 30% of total fruit production and mechanical processing methods could only store 10% of total production.

In 1984, the PRC government began to implement a system of reforms in the industry which transformed the industry from a fully state oriented structure to a market oriented structure, from state oriented pricing to market oriented pricing, and from state controlled distribution to multi -channel distribution.  These changes not only greatly mobilized and enthused fruit farmers and promoted the development of fruit production, they also increased the income of farmers and resulted in more variation in the vegetables available to residents.

These reforms led to the development of planting and storage technologies which enabled consumers to purchase their fruits all year round and in small amounts, rather than purchase all their demand at one time and only when fruits were in season. The reforms also led to the introduction of multiple transportation channels and the opening up of new markets across China.  As a result, consumers have access to fruits from all regions in China and are no longer limited to locally produced fruits.

In addition, the improvement of people’s living standards in the PRC has led to more attention being paid to the link between healthy foods and long lives. This trend has stimulated the consumption of substances that promote health, including fresh fruits and vegetables, and the transition of fresh fruits in China from a luxury to a necessity.  We expect that this increase in demand is leading to good prospects for the whole fruit and vegetable industry.

Our Growth Strategy

Our long-term growth plans include both the expansion of our present distribution business and the development and implementation of our proposed distribution hub, which is described under “Proposed Distribution Hub.”

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

Proposed Distribution Hub

Our proposed distribution hub consists of two buildings, which have a total of approximately 600,000 square feet of floor space, and a 130,000 square foot cold storage facility, all in the Guangdong Yuncheng wholesale market in Guangzhou, which we plan to use for the distribution of foods which we believe are high-quality foods.  We plan to use the cold storage facility for storage of our apples.  We believe that our hub will be the first hub in the PRC to provide wholesale and retail customers with the ability to purchase a wide variety of high quality foods in one location.  All of the buildings have been constructed, although the two buildings in the distribution hub still require interior construction and decoration as well as equipment before we can use them.  We paid for the construction of all three buildings, although payment for one of the buildings was made in shares of our common stock. At our distribution hub:

•
We will provide space for produces to sell their products to the public, for which we will receive a rental fee based on the space used and a management fee based on the producers’ revenues.  We anticipate that most of our revenue from the distribution hub will be generated by these fees from other vendors.

•
We will sell imported products, primarily organic products, which we consider to be premium products, which we will purchase in the international market and sell at the distribution hub.  We do not anticipate that we will sell our present produce at the distribution hub.

In determining which foods are to be sold in our distribution hub, we will seek to provide space to producers who are:

•	Members of the China Green Foods Association, who sell more than 17,000 green food items. Green foods are foods that are not organic but which meet standards set by the China Ministry of Agriculture.

•
Producers of organic foods, which have been certified as organic by an independent laboratory which we will designate. Organic foods are foods which are produced without the use of pesticides or other chemicals.

•
Producers of food which is labeled as “pollution-free” in compliance with applicable government regulations after being tested at an independent laboratory which we will designate. The government sets forth specific technical requirements relating to the production and content of the foods, which standards limiting content of harmful substances and approves the use of the “pollution-free” mark.

Through December 31, 2010, we had paid approximately $14.2 million toward the exterior as well as some interior construction of this hub using cash generated by our operations and from funds which we raised in late 2009 and 2010. Pursuant to the terms of our lease for the hub, the landlord had the obligation to construct the facility, but we were required to advance funds to the landlord for the construction. The construction of the exterior of the building has been completed, and we expect to complete the interior and commence operations at the hub by September 2011, although we can give no assurance that we will be able to commence operations by that date. We anticipate that the total investment to launch this business will be $32.4million, which includes construction costs of approximately $27.4 million, with approximately $3 million for auxiliary facilities, such as refrigerated trucking capabilities and air conditioning, and $2 million for initial inventory of new premium imported products. The construction costs includes the approximately $8.4 million which was paid through the issuance of common stock in 2011.  The construction of the exterior of the buildings has been completed, and we expect to complete the interior and commence operations at the hub by September 2011.

We expect that the food items sold in the distribution hub will include fruits and vegetables, rice and other grains, meat, eggs and oil.   Some of these foods will be certified as green foods by the Green Food Development Center. Green food is a Chinese certification program for food.  The China Green Food Development Center, an agency of the Ministry of Agriculture, is responsible for establishing the green food standards and granting the green food certification.

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

In developing this business we will require agreements with each vendor.  We anticipate that we will enter into agreements with each supplier which provide for the vendor to pays us a rental for the right to occupy space in the distribution hub and a management fee for management services.  We anticipate that we will be paid both a fixed fee and a variable fee based on the vendor’s revenues.  Thus, we anticipate that most of our revenue from our proposed distribution hub will be generated by the fees paid by the vendors who sell products at our distribution hub, with a significant percentage of our revenues from the distribution hub being based on the revenue of the vendors who occupy space at the distribution hub.

We will be seeking to import and sell at our distribution hub a line of imported food products which we think can be sold at premium prices.  We anticipate that that most of the products we sell will be organic products, but may also include other products that are consistent with the quality of products that are being offered at the distribution hub.  We anticipate that our initial cash requirement for inventory will be approximately $2 million and that we will normally have an inventory of approximately $4 million.

Our Present Products

Our main products are Fuji apples, which accounted for 83% of our revenue in the year ended December 31, 2010, emperor bananas and tangerine oranges, which are high-quality variations of bananas and oranges. We are also engaged, to a lesser extent, in the wholesale distribution of a variety of vegetables, including tomatoes, cauliflower, cucumber, lettuce, spinach, leek, celery, peppers, Chinese cabbage, carrots, loofah, pumpkin, bitter gourd, white gourd, gherkin and yams.

Fuji Apples – Fuji apples, which comprised 82.8%% of our sales in 2010 and 85.2% of our sales in 2009, are very popular in China because of their crispness and taste. They are also treated as a high-end product. The output for the Fuji apple in China was about 18 million tons in 2008.  Fuji apples have a long storage period and are easy to transport.  At December 31, 2010, we leased more than 16,200 acres of Fuji apple plantations.  During 2010, our 16,200 acre Fuji apple plantation base in Yan’an, Shaanxi Province, had an output of approximately 116,071 tons.

Emperor Bananas – The emperor banana derives its name from its appealing outer appearance and delicious taste.  It is considered to be a premium item in China and is priced about two to two and a half times the price for normal bananas.  The emperor banana originated in Thailand and is new to China.  Historically, Wanqingsha Town in Nansha District in Guangzhou, Guangdong Province has been a major area for growing traditional bananas.  In 2003, banana production drastically declined due to the spread of the “Panama Virus,” which stunted the growth and cultivation of traditional bananas.  To address this agricultural problem, we launched a collaborative effort with Nansha’s local government to find alternative fruits to grow in Nansha district.  Pilot projects for Hawaiian papaya, Taiwan pearl guava and Thai emperor banana were pursued. Of the three fruits tested, the Emperor banana from Thailand proved to be the most economically viable fruit to cultivate.  Aside from the Emperor banana’s compatibility with Nansha’s agricultural landscape and local farming knowledge, we believe that emperor bananas can generate a gross margin which is 100% to 250% higher than that of traditional bananas. We have developed a special method for cultivating seedlings for this species in our research laboratories.  Our seedlings mature and are ready for planting in approximately three months and are harvested between seven and nine months later. We believe that our Guangzhou plantation is now one of the only two Chinese growers of emperor bananas.  During 2010, our farmers produced 16,280 tons of these bananas on 2,864 acres of land.

Tangerine Orange – Tangerine orange trees are created by grafting the Japanese tangerine tree onto an orange tree stem when both are one year old. The resulting tree contains a number of desirable characteristics. Its juice is sweeter than tangerine and it has a meatier body than regular oranges. Tangerine oranges can be stored for approximately 90 days, which is a relatively long storage period and makes the fruit well suited for transportation. Our tangerine orange plantation is roughly 1,300 acres in size and is located in Liuzhou in Guangxi Province. Our tangerine orange output in 2010 was more than 8,300 tons.

Our Plantations

We currently lease three main plantations: the Luochuan Apple Plantation Base in Yan’an, Shaanxi Province; the NanshaWanqingsha emperor banana plantation base in Guangzhou, Guangdong Province and the Rong’an tangerine orange plantation base in Liuzhou, Guangxi Province.

We are a party to 25-year land lease agreements with farming cooperatives.  Pursuant to these agreements we lease the land from farming cooperatives and then grant farming rights back to the farming cooperatives. In exchange, we have first priority on purchasing the farming cooperatives’ production at prevailing wholesale prices.  We do not receive any rentals from the cooperatives.  Rather, these agreements provide us with an annual supply of produce. We believe that our cooperative relationships with farming cooperatives allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance agricultural production while making a significant contribution to regional development.  Our land lease agreements provide for us to pay, at the inception of the lease term, the full amount due under the lease, which is amortized over the term of the lease.

Sales

Almost all of our products are sold by us at the Guangdong Yun Cheng Wholesale Market and the Beijing XinFadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas, where we lease space to sell our produce. We derived more than 99% of our revenue from these two markets in 2010 and 2009.

Quality Control

In 2006, we passed the ISO9001:2000 quality management system. We have also established our own quality control system for all our fresh fruits and vegetables, and we have adopted what we consider a very high quality standard.  We seek to control our inventory levels in the wholesale centers to balance our inventory against market need and minimize spoilage rates as well as our stock holding and handling costs.

For the tangerine oranges and emperor bananas, our field quality control teams check and inspect all products before they are delivered to the wholesale markets and to our customers.  In addition, our own quality control team in Shaanxi Province monitors all shipments of Fuji apples and with a view to making sure that the fruit in each truck load complies with our standards.

We also provide technical assistance to the farmers to help improve the quality of the produce.

Our Suppliers and Supply Arrangements

Fuji Apples

We currently obtain all of our Fuji apples from farming cooperatives that work on 16,200 acres of apple plantation bases located in Luochuan County, Yan’an, Shaanxi Province. Our average annual production output is between 80,000 to 100,000 tons.  Since 1947, various varieties of apples have been successfully cultivated in Luochuan County and, in 2000, Luochuan County was designated as the apple growing region in China. To date, approximately 60 varieties of apples are being grown in Luochuan County on a total plantation area of close to 100,000 acres, with 76% of this area being dedicated to Fuji apple production. In 2010, total apple production in Luochuan County was estimated at about 800,000 tons.

Our farming cooperatives arranges for the packaging and transportation of their harvested apples to our wholesale centers.  To market effectively, we require an efficient logistical process in loading, unloading, transporting and delivering fruit from the plantation base to the wholesale centers.  On a weekly basis, we coordinate with the Luochuan plantation base to schedule deliveries to either Yun Cheng or XinFadi wholesale centers. In addition, our sales and distribution team monitors our Fuji apple inventories with the primary objective of controlling inventory levels in the wholesale centers to balance our inventory level against what we perceive as the market need in order to minimize spoilage and reduce stock holding and handling costs.

We are a party to 25-year land lease agreements with farming cooperatives.  Pursuant to these agreements we lease the land from farming cooperatives and then grant farming rights back to the farming cooperatives. In exchange, we have first priority on purchasing the farming cooperatives’ production at prevailing wholesale prices.  We do not receive any rentals from the cooperatives.  Rather, these agreements provide us with an annual supply of produce. We believe that our cooperative relationships with farming cooperatives allows us to reduce our financial and operating risks and avoid the substantial capital required to maintain and finance agricultural production while making a significant contribution to regional development.  Our land lease agreements provide for us to pay, at the inception of the lease term, the full amount due under the lease, which is amortized over the term of the lease.

Emperor Bananas

Our emperor bananas are grown in Wanqingsha Town, Nansha District, Guangzhou in Guangdong Province. The emperor banana is a premium product, but like the traditional banana, it is highly perishable and needs to be brought to market and sold generally within three to four weeks after harvest.  We coordinate with the emperor banana plantation base to facilitate deliveries and effectively manage inventories in the same manner that we do for wholesale Fuji apples.

We are negotiating with the Nansha local government to obtain the right to expand the acreages on which emperor bananas are grown and to develop this land. We intend to develop this parcel in phases.  However, we cannot assure you that we will be able to obtain the rights to the land or to develop additional land. In 2007, we started our first phase of emperor banana cultivation covering 330 acres. In 2008, our farming cooperatives cultivated an additional 2,500 acres.  We have also assisted our cooperatives to establish a seedling facility whose goal was to produce 1,000,000 seedlings by the end of 2009.  Our cooperatives reached this goal.

We intend to seek to replicate this business model for emperor bananas in the Nansha district.  We are coordinating with Nansha’s farming cooperative to increase the membership of our farming cooperative and encourage them to participate in our emperor banana cultivation program. We regularly conduct emperor banana cultivation seminars and educate farmers with a view to persuading them to join our cooperative arrangement. We transfer the seedlings we produce in our facilities to the farmers, which they can cultivate and sell back to us when the fruit matures. We believe that our agricultural practices contribute to the quality of the emperor bananas that we distribute.

Tangerine Oranges

We purchase our tangerine oranges pursuant to a 25-year lease agreement with the Rongan Wan Shanhong Fruit Company, which owns a 1,300-acre tangerine orange plantation base. Annual output for the Rongan Wan Shanhong Fruit Company reached approximately 7,500 tons in 2009 and 8,300 tons in 2010.

The following table provides the size of the plantations on which our fruits are harvested, the type of fruit produced and the tons produced for the year ended December 31, 2010:

Plantation	Acres	Product	Tons
KuibaiTown,Luochuan County, Shaanxi Province	7,428	Apples	59,114
LaomiaoTown,Luochuan County, Shaanxi Province	3,778	Apples	30,950
ShiquanTown,Luochuan County, Shaanxi Province	2,500	Apples	21,094
Yangshu Town, Luochuan County, Shaanxi Province	2,500	Apples	4,911
Wanqingsha Town, Nansha District, Guangzhou in Guangdong Province	2,864	Bananas	16,280
Liuzhou, Guangxi Province	1,283	Oranges	8,380

Marketing, Sales and Distribution

To date, all of our products have been sold to a limited number of regions in the PRC.  Our goal is to expand our domestic distribution network and distribute our products to other regions in the PRC and to export our products to foreign countries, including Indonesia, Hong Kong SAR, Macao and Australia.  We have entered into an agreement with a distributor in Australia pursuant to which we have begun to sell green foods to this distributor, although our sales to this distributor have not been significant.

Fuji Apples

We distribute our Fuji apples in the Guangdong Yun Cheng Wholesale Market and the Beijing XinFadi Agricultural Products Wholesale Market.  The Guangdong Yun Cheng Wholesale Market is one of the major wholesale centers for apples and tangerine oranges in Southern China, with an annual apple volume of more than 1.8 million tons. This wholesale market serves an area of approximately 43 million people within a 200 kilometer radius. In 2010, our annual turnover in the Yun Cheng wholesale market was approximately 69,700 tons, representing approximately 60% of our total apple production.  We believe that we are the largest apple wholesaler in Yun Cheng, accounting for a 3% of Yun Cheng’s annual apple turnover in 2010. The second largest apple seller at Yung Cheng has less than1% of Yun Cheng’s total annual turnover.

The Beijing XinFadi Agricultural Products Wholesale Market is one of the largest agricultural wholesale centers in China with an annual apple turnover of approximately 3.5 million tons. This wholesale market covers a market of approximately 24 million people within a 200 kilometer radius.  In 2010, we sold approximately 46,350 tons of apples in XinFadi, representing approximately 1.3% of XinFadi’s total annual turnover in apples.

Emperor Bananas and Tangerine Oranges

We distribute our emperor bananas and our tangerine oranges to wholesale centers such as the Guangdong Yun Cheng Wholesale Market in Southern China and the Beijing XinFadi Agricultural Products Wholesale Market in Northern China.

Vegetables

We distribute various vegetables in different seasons – tomato, cauliflower, cucumber, lettuce, spinach, leek, celery, peppers, Chinese cabbage, carrot, loofah, pumpkin, bitter gourd, white gourd, gherkin and yams.We plan to supply vegetables directly to supermarket chains.  At present, sales of vegetables represent less than 1% of our revenue.

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

•
Recognition for the Way we Conduct Business – In 2007, we became qualified for bidding as a United Nations supplier, which means that we are recognized as subscribing to the UN Supplier Code of Conduct in the conduct of our business and operations.  In 2006, we received both the ISO9001:2000 quality management system certificate.

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

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality, value-added product development and packaging design. Agronomic research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted fruit varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures). We also provide on-site technical services to our suppliers and we are also responsible for the implementation and monitoring of recommended agricultural practices. Our research and development expenses have not been significant for the years ended December 31, 2010 or 2009.

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

Employees

As of March 15, 2010, we employed a total of 190 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior management	9
Human resource and administration.	21
Production	34
Procurement	15
Marketing and sales	30
Logistic	40
Product development	5
Quality control	11
Accounting	16
Import/export	2
Advertising	5
Information technology	2
Total	190

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

Executive Officers of the Registrant

The following table sets forth below is information concerning our executive officers.

Name	Age	Position
Xiong Luo	55	Chief executive officer and president
Yan Pan	43	Chief operating officer
Huasong Sheena Shen	38	Chief financial officer

Xiong Luo has been a chief executive officer and president since October 2010 and a director since February 2009.  Mr. Luo served as our chief operating officer from January 15, 2009 until April 2010.  Mr. Luo is also our corporate secretary, which is not an executive officer.  He also served as chief operating officer of our BVI subsidiary, Organic Region, since 2006.  Mr. Luo has also served as the general manager of our PRC operating subsidiaries, Zhuhai Organic and Guangzhou Organic, since 2004.  Mr. Luo has more than 20 years’ experience in enterprise planning and operations.  Prior to joining us, Mr. Luo served from 2001 to 2004, as general manager and managing director of China Environmental Protection Industry Ltd., from 1998 to 2001, as general manager of Beijing World Oasis Technology Limited; from 1997 to 1998, as general manager of Beijing Chunyi Industry Ltd., and from 1991 to 1997 as general manager of the Zhuhai Guanli plastic machinery plant.  Mr. Luo graduated from Guangdong South China Agricultural University in 1985 with a B.A. Degree and holds seven patents, two of which are related to inventions.

Yan Pan has been our chief operating officer since May 1, 2010.  Mr. Pan was a vice president of operations for us from July 2009 until April 2010.  From 2007 to July 2009, Mr. Pan served as director of the luxury product business for Vasto, an Italian menswear brand owned by a Chinese family, where he oversaw brand positioning, product development, retail development and supplier management. From 2001 to 2007, Mr. Pan served as general manager of the Chinese operations of a Swedish outsourcing company, Outsource Supply Management, where he was responsible for overseeing client servicing, suppliers and overall strategic business development from 2001 to 2007. Mr. Pan holds a bachelor of arts degree from Dr. Sun Yat Sen University in China with a major in English literature, and he took courses for an MBA degree at Rutgers University.

Huasong Sheena Shen has been chief financial officer since October 2010.  She served as vice president – finance from April 2010 until October 2010.  From April 2007 until November 2009, Ms. Shen was managing partner of Great Wall Research LLC, a financial and accounting consulting firm which provided services to Chinese companies listed in the United States.  From November 2006 until March 2007, Ms. Shen was chief financial officer of Masada Group Technologies Corporation, a technology company.  From May 2000 until October 2006, Ms. Shen was employed by JP Morgan Chase in different capacities, with her final position being financial manager – global credit risk management operations from February 2005 until October 2006.  Mr. Shen received her BS degree in accounting from Brigham Young University Hawaii and her MBA in finance from the University of Connecticut.  Ms. Shen is a certified public accountant and a chartered financial analyst.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Because we restated our financial statements, investors may lack confidence in our ability to present financial information and the results of our operations and it may be difficult for us to raise funds for our operations.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, respectively, should not be relied upon for reasons set forth in Note 13 of Notes to Consolidated Financial Statements.  This annual report reflects restated financial statements for the year ended December 31, 2009 because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008.  As a result, our net income, as originally reported, was overstated by approximately $3.5 million for 2009.  Our need to restate our financial statements reflects the inadequacy of our disclosure controls and our controls over financial reporting and may impair our ability to raise funds we require for our operations and may otherwise impair our operations and our relationships with our investors.   Further, we cannot assure you that further restatements will not be required.

Because we have a deficiency in working capital, we will require funds for our operations, including our proposed distribution hub.

At  December 31, 2010, we had a working capital deficiency of approximately $2.9 million, primarily as a result of higher accounts payable and accrued expenses and the an approximately $1.0 million derivative liability arising from our financings in 2008. We may require additional capital for our operations, and, in particular with respect to our distribution hub. Through December 31, 2010, we have made advances of approximately $14.2 million for the construction of our hub.  We made this payment from cash generated by our operations and from funds which we raised from several small equity offerings in 2009 and 2010.  We anticipate that the total cash investment to launch this business will be $32.4 million, and we have no present commitment for such funds. Because of our low stock price and the lack of an active trading market in our common stock, it may be difficult for us to raise funds on terms which are favorable to us, if at all. Our increases in revenue in 2010 compared with 2009 and 2009 compared with 2008 represented in large part from increased sales resulting from our purchase of long-term leases on which farming cooperatives can grow products for us to sell. The payment of the full amount of the leases, which was approximately $3.3 million in 2010 and $3.4 million in 2009, is due at the beginning of the lease. In order for us to expand our produce business in a manner which seeks to provide us with a continuing source of supply (subject to conditions which affect farming generally), we require capital to purchase the leasehold interests. Our failure to raise the necessary funds could impair our ability to expand our business.

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spend a significant amount of cash on our operations, principally to procure fruits and vegetables as well as the purchase of long-term leases for farm land for which payment is required at the inception of the lease. Historically, our primary capital needs have been to fund our working capital requirements and our primary sources of funds have been cash generated from operations. If we fail to generate sufficient sales, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected. If available liquidity is not sufficient to meet our operating requirements, we plan consider pursuing financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, raising money in the capital markets for small capitalization companies is difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

Since our proposed distribution hub is a new, cash intensive business in which we have no prior experience we may not be able to develop this business or operate this business profitably.

To date, substantially all of our revenue has been derived from the sale of Fuji apples, tangerine oranges and emperor bananas, which we purchase from farming cooperatives to which we lease the land on which the produce is grown.  We are in the process of constructing a distribution hub in the Guangzhou Yuncheng wholesale market.  This business is different from our present business and involved additional risks, including the following:

•
We will seek to enter into agreements with a wide range of vendors with which we will have no affiliation that will sell their produce in our distribution hub.  We anticipate that most of our revenue from our proposed distribution hub will be generated from fees from the vendors who lease space at the distribution hub.  A significant portion of the fees will be based on a percentage of the sales by the vendors at our distribution hub.  Thus, our revenue from the distribution hub will be in large part dependent upon the success of the independent vendors in selling their products at the distribution hub and their providing us with an accurate determination of their revenue and making the required payment to us in a timely manner.  The failure of the vendors to generate revenue, properly account for their revenue and make the required payments to us could impair our ability to operate the distribution hub profitably.

•
We will seek to sell products which are very different from the foods that we presently sell, which we expect may include imported organic products.  We do not have experience in purchasing and selling any foods other than our fruits and vegetables, and we would need to hire employees, including managerial employees, with experience in importing organic foods and marketing the foods in the PRC.  Our failure to hire and retain qualified personnel or to select the products for which there is a market and our failure to market and sell these products could impair our ability to generate profits from our business in the distribution hub.

•
We have two buildings with approximately 600,000 square feet of floor space for our distribution hub and a 130,000 square foot cold storage facility for our wholesale apples distribution business.  We will incur significant expenses in completing and equipping the interior of the buildings.  Although we plan to commence operations by September 2011, we may not be able to meet that timetable, and, if we are not able to obtain necessary financing, it is likely that we will not meet that schedule.

•
In order to manage a distribution center at which we anticipate a large number of independent and unrelated vendors will be selling a wide range of products, we would need to hire a significant number of employees with experience in managing a distribution center.  Our failure to obtain and retain such key employees could impair our ability to generate a profit from the distribution center.

•
Although we plan to lease space to different vendors, with each vendor having responsibility for its own product line, we may be subject to liability for actions or conduct by the vendors even though we will have no control over their operations.

•
We will be required to maintain an inventory for each product that we market.  Because all food products are perishable, if we do not project accurately both our requirements and the prices at which we can sell the products, we may have significant surpluses or shortages of products and we may pay prices which do not generate an adequate gross margin.  Some of our proposed products must be sold very shortly after they are received, often on the same day that they are received, with the result that any unsold products are not salable.  Our failure to estimate our requirements accurately could impair our ability to operate this business profitable.

•
Although we plan to have the products sold by vendors at our distribution hub tested before we enter into agreements with the vendors and to have spot tests of products being sold performed, we will not control the operations of the independent vendors at our distribution hub, and we may have difficulty enforcing quality control standards for our vendors.  The failure of the vendors to deliver quality products, any product recalls affecting the vendors and public questions or concerns, whether or not justified, relating to the quality or purity of foods sold in our distribution market, could affect the reputation of the distribution hub, which could impair our ability to operate the center profitably.

•
We would need to develop and implement inventory control systems designed for a business which is different from and significantly larger than our present business.  The failure to implement such a system could impair our ability to operate profitably.

•
Because we expect to purchase products from non-Chinese suppliers, over whom we have no control, we may have difficulty controlling and monitoring the quality of our products.  The failure to deliver quality products could impair our ability to operate this business profitably.

•	Although we plan to develop a number of different product lines, our failure to develop only a small portion of these lines may impair our ability to operate the market as a whole profitably.

•
Both the cost of the construction of the distribution hub and the purchase of inventory require significant cash outlays, and we have no present commitment for the required cash.  Our inability to obtain the necessary funding could impair our ability to develop the distribution hub.

•
If we are not successful in completing construction of the distribution hub or funding our purchase of an adequate inventory of a variety of funds which we plan to market for our own account or entering into agreements with vendors who would sell their products at our distribution hub, we may not be able to operate this business, in which event we would have to write off our significant investment in the project.

In connection with the proposed development of our distribution hub, we may sell directly to supermarkets and other retail outlets, which will present us with additional risks and financial requirements.

If we are successful in operating our distribution hub, we may then seek to expand our customer base to include supermarkets and other retail stores.  In connection with this aspect of our proposed business, we will be subject to additional risks, including the foregoing:

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

Any financing we obtain may result in significant dilution to our shareholders.

We have no commitment from any bank or other financing source for our anticipated cash requirements, including those related to the completion of our proposed distribution hub or for any additional working capital which may be required in connection with the operation of the distribution hub and the proposed marketing effort directed at supermarkets and other retail outlets.  If we raise funds through the sale of our equity securities, including convertible debt securities, it may be necessary for us to issue shares at a price which is below the current market price.  Any such sale would result in significant dilution to our shareholders.  We cannot assure you that financing will be available or that any terms which are available would not be unfavorable to us.

We may be unable to manage future rapid growth.

We have grown rapidly over the last few years and, if we implement our distribution hub business, the business growth could place a significant strain on our managerial, operational and financial resources. In addition to hiring a significant number of employees necessary to operate our expanded business, we will need to expand our management staff to adequate manage a large operation.  If we are not able to implement management controls over this business, we may be unable to operate profitably.  Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Our failure or inability to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our business is subject to weather conditions, natural disasters and other conditions beyond our control which could affect our revenue, gross margins and net income.

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, plant disease or other pestilence, which are difficult to anticipate and cannot be controlled by us, may affect both the supply and the distribution of our products and otherwise disrupt our operations. Such disasters may affect the cost and supply of raw materials, including fruits and vegetables or result in reduced supplies of raw materials, lower recoveries of usable raw materials, higher costs of cold storage if harvests are accelerated and processing capacity is unavailable or interruptions in our production schedules if harvests are delayed.  If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Similarly, if our distribution network is not able to operate, we would not be able to sell our products.  Further, to the extent that these factors affect the independent vendors at our proposed distribution hub, our ability to collect fees from these vendors may be materially impaired.  We have no business interruption or similar insurance to provide protection from these and other business disruptions.

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

Since all of our products are agricultural products, our ability to purchase produce and the cost and quality of our produce may be affected both by long-term climate changes as well as season variations in weather conditions which vary from season to season.  Changes in rainfall and unusual variations in temperature during the growing season could affect both the availability and quality of our produce and our ability to deliver our produce to market.

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

Almost all of our products are sold by us at the Guangdong Yun Cheng Wholesale Market and the Beijing XinFadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas where we lease space to sell our produce. We sold almost all of our produce from these two markets in 2010 and 2009.  Our inability to sell our products at these markets could impair our sales as well as our ability to operate profitably.  Because the gross margins for our products are not high, any additional expenses resulting from changes in our distribution methods could impair our ability to operate profitably.

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

Our business is seasonal, reflecting the harvest season of our primary products from mid –September to mid –November. Typically, a substantial portion of our revenues are earned during the second half of the year. We generally experience lowest revenues during our second quarter.  Sales in the second half of the year accounted for approximately 56% of our revenue for 2010 and 63% of our revenue for 2009.  If sales in the second half of the year are lower than expected, our operating results for the year would be adversely affected since any decline in sales in these periods would have a disproportionately large impact on our annual operating results.

Because we are dependent on our chief executive officer, and the loss of his services and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our senior executive officers.  Anson Yiu Ming Fong, who was our chief executive officer and president until October 2010, when he retired for reasons of health, and continued as chairman of the board until his death in October 2010, was important to the development of our business.  Prior to April 2010, Mr. Luo was our chief operating officer.  Mr. Luo resigned from this position in April 2010 and, following the resignation of Mr. Fong, Mr. Luo was elected chief executive officer and president in October 2010.  The loss of Mr. Luo or any of our other key employees could have a material adverse effect upon our ability to operate profitably.

Our officers, directors and related parties control a significant amount of our common stock.

As of March 15, 2011, our officers, directors and the estate of Anson Yiu Ming Fong, our former chief executive officer, owned or controlled approximately 30.2% of our outstanding common stock and they, together with members of their families owned, directly or through companies owned by them, approximately 32.8% of our outstanding common stock.

Efforts to comply with securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

The SEC requires us, as a reporting company, to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K. Organic Region was not a public company at December 31, 2008 and was not subject to the internal controls requirements of the Sarbanes Oxley Act at that date.   As of December 31, 2009 and 2010, our financial controls were not effective and we have identified material weaknesses in our internal controls and disclosure controls. We cannot assure you that we will be successful in addressing any issues that may be raised particularly if we are able to expand our business to operate our proposed distribution hub.  If we are unable to address these issues, or are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for 2011, investors could lose confidence in the reliability of our financial statements, especially in view of our need to restate prior financial statements, which could result in a decrease in the value of our securities.  We cannot assure you that we will be able to adequately address any internal controls issues in a timely manner.  Further, although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor’s attestation if our public float exceeds $75 million.  Regardless of whether we are required to receive an attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, especially in view of our need to restate financial statements for the years ended December 31, 2009 and 2008 and the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, potential investors may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

Mr. Luo, as the owner Guangzhou Greenland, has potential conflicts of interest with us, which may adversely affect our business.

Guangzhou Greenland is not a corporate entity but is a proprietorship owned by Xiong Luo, who is our chief executive officer and president and a director. Conflicts of interest between his dual roles as owner of Guangzhou Greenland and as one of our officers and a director may arise. We cannot assure you that when conflicts of interest arise, Mr. Luo will act in our best interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Luo may breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Guangzhou Greenland. We rely on Mr. Luo to act in good faith and in our best interests, and not use his positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Luo, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

RISKS ASSOCIATED WITH COMPANIES CONDUCTING BUSINESS IN THE PRC

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC food processing industry are subject to compliance with PRC food hygiene and safety laws and regulations.  Although our business does not involve processed foods, these laws and regulations may nonetheless require us to obtain a hygiene license and may apply to our proposed green hub distribution business. These regulations also set out hygiene standards with respect to food and food additives, packaging and containers, labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food.  Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management.  Although we believe that we are in compliance with current PRC food hygiene and safety laws and regulations that relate to our business, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers. Further, in connection with our proposed distribution hub, we may have liability if our suppliers fail to comply with applicable regulations.

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

We intend to expand our business both by increasing our product range, selling products directly to supermarkets and other retail outlets, developing our distribution hub, entering into joint ventures and making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking our business and other licenses; and
•	requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive even though we sell almost all of our products in the PRC. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our business activities.

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

Our business may be affected by inflationary forces affecting the Chinese economy.

As a result of price increases in many products, the government of the PRC has expressed concern about the effects and potential effects of inflation on Chinese consumers.  To the extent that inflationary pressures affect our produce, our costs may increase without our ability to increase our prices proportionately.  We cannot predict what steps, if any, the government will take to combat either inflation or the fear of inflation or how it will affect our business.  Regardless of any steps that the government may take, if we raise our prices to reflect our additional costs consumers may purchaser lower-priced fruit, which would affect our revenues, and to the extent that we do not raise our prices, our margin may be impaired.

Price controls may affect both our revenues and net income.

The laws of the PRC give the government authority to fix and adjust prices, and the government of the PRC has announced its concern over rising food prices. Although our products are not presently subject to price controls, the government has the power to impose controls on both the price at which we sell products and the price we pay for products.  To the extent that we become subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales would be limited by price controls on our selling prices and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.   We cannot assure you that the government will not adopt price controls that affect our business.

Because our officers and some of our directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our directors and executive officers reside in the PRC and substantially all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

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

We have and will continue to maintain workers’ insurance for all of our workers on our processing lines, at our wholesale centers and on our plantation bases in Luochuan and Wanqingsha. However, business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

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

The PRC currently “pegs” its currency to a basket of currencies, including United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. The implementation of policies sought by the United States could make our products most costly in the international market.  We cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof. Any government action which has the effect of inhibiting foreign investment could hurt our ability to raise funds that we need for our operations. The devaluation of the currency of the PRC against the United States dollar would have adverse effects on our financial performance and asset values when measured in terms of the United States dollar.

PRC exchange controls may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. The RMB is not freely convertible into foreign currency nor can it be freely remitted abroad.  Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC. Conversion of RMB, the currency of the PRC, for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  To the extent that we develop an export business, we could be affected by the PRC’s exchange controls. Our operating assets are located inside the PRC. Under the laws governing foreign invested entities, such as us, in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risks for you in case of dividend payment and liquidation.

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

In May 2010, we sold 17,000,000 shares of common stock at $0.20 per share pursuant to two agreements, one covering 3,375,000 shares and the other 13,625,000 shares.  In October 2010, we sold 5,000,000 shares of common stock at $0.20 to two investors.  The agreement with the purchasers of 3,375,000 shares in the May 2010 financing and the agreement for the October 2010 financing provide that if, at any time as long as any of the investors holds any of the shares of common stock purchased in the financing, we sell shares of common stock or issue convertible notes or preferred stock with a conversion price which is less than the $0.20 price paid in the financing, we are to issue additional shares to the investors so that the effective price per share is equal to such lower price.  The agreements with each of the groups of investors provide for liquidated damages of 1% per month, payable in cash or stock (based on the closing price of the transaction) if we fail to comply with certain covenants, including effecting a reverse split and filing for the listing of our common stock on the American Stock Exchange, within certain timetables.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information relating to these provisions.  The potential issuance of additional shares resulting from a downward adjustment in the purchase price of the shares, which would result in increased dilution to the stockholders, together with the potential for liquidated damages, could have an adverse effect upon the market for and the market price of our common stock.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

Our stock is quoted on the OTCQB.  It has previously been quoted on the OTC Bulletin Board; however, it ceased trading on the OTC Bulletin Board in February 2011 because of the failure of a market maker to place a bid for our common stock for a period of five consecutive trading days.  There is not an active market for our common stock.  There are many days in which there is no or insignificant trading volume in our common stock. The absence of any significant activity can result in a very volatile stock.  When there is little trading activity, the purchase or sale of a relatively small number of shares could result in a disproportionate change in the stock price.  In addition, numerous other factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons.  Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.  Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Because of our low stock price, you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  The definition of a penny stock does not treat issuers that meet certain financial requirements, including average revenue of at least $6,000,000 for the last three years, as a penny stock the stock.  Although we do not believe that our stock meets the definition of a penny stock because our revenue for each of the past three years exceeded $6 million, many brokerage firms will not process stock purchases or sales of low-priced stocks, regardless of whether the stock meets the definition of a penny stock.  As a result, you may have difficulty in selling your stock.

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is not a stock exchange.  The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ Stock Market.  The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our ability to issue preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the shareholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

The potential sale of 20,000,000 shares pursuant to a registration statement, as well as the existence of other outstanding warrants, may have a depressive effect on the price and market for our common stock.

As of December 31, 2010, we had outstanding warrants to purchase 25,569,635 shares of common stock, including warrants to purchase 20,000,000 shares of common stock which we registered pursuant to a registration statement.  As of the date of this annual report, no warrants had been exercised and, because of the market price for our stock, the market in which our stock is quoted and the absence of any significant trading volume, it is possible that we may never receive the proceeds from the warrants.  In addition, the presence of the warrants and the potential sale of 20,000,000 shares of common stock upon exercise of the warrants with the other outstanding warrants may have a depressive effect on our stock price and make it more difficult for us to raise any significant funds in the equity market if our business requires additional funding.

ITEM 1B  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2.  PROPERTIES

In China, there is no private ownership of land. Rather, the government owns all real property and issues certificates of property right, known as a land use right, which are transferable, generally have a term of 50 years and permit the holder to use the property.  The holder of the land use rights may lease the space to tenants.  We lease our property pursuant to leases with the holder of the land use rights, although the lease for one of the buildings in our proposed distribution hub has not yet been finalized or signed.

Our headquarters occupy approximately 7,400 square feet of office space at 6/F No.947, Qiao Xing Road, Shi Qiao Town, Pan Yu District, Guangzhou, China, at a rental of approximately $2,000 per month pursuant to a five-year lease agreement between the Company and Guang LV Industrial Co., Ltd., as supplemented. The lease will expire on May 1, 2012.  We have the option to extend the lease under the same terms and conditions.

We have constructed and are in the process of completing a new distribution hub, consisting of two buildings in the Guangdong Yuncheng wholesale market in Guangzhou.  These leases provide that we pay for the construction of the buildings and we will lease the buildings pursuant to leases with the non-affiliated land use holders.

One building for our distribution hub is a 311,500 square foot building which we lease for a 216 month term, commencing August 1, 2009, at an annual rental of approximately $1.1 million.  The rent is subject to escalation after five years.  The lease required us to pay the cost of the building, which was approximately $19 million.  The exterior of the building is completed, and we still have to construct and equip the interior.

The second building for our distribution hub is a 287,870 square foot building.  Our lease for this building is being negotiated.  Our agreement with the building owners required us to pay the cost of the building.  The cost of the building was approximately $8.4 million, which we paid by issuing the contractors a total of 40,015,084 shares.  The exterior of the building is completed, and we still have to construct and equip the interior.

We also lease a 130,000 square foot cold storage facility at the Guangdong Yuncheng wholesale market for apple storage pursuant to a 20-year lease which commenced on July 1, 2010 at an annual rental of approximately $470,000.  The rent is subject to escalation after five years.  We paid the cost of the building, which was approximately $5.5 million.  The exterior of the building is completed, and we still have to construct and equip the interior.

We lease approximately 2,000 square feet of space in the Beijing XinFadi Agricultural Products Wholesale Market in Beijing at an annual rental of $4,700, pursuant to a two-year lease that expires in 2011.  The lease provides for a renewal option.

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

As of December 31, 2010, we were a party to 15 land lease and development agreements that we entered into since 2005. These agreements have terms of 25 years and expire at various dates from 2030 to 2034. We paid the rental for the 25 year at inception at a total cost of approximately $25 million. At December 31, 2010, the unamortized portion of these leases was approximately $22 million. The leases cover approximately 16,200 acres in Luochuan County, in Shaanxi, on which Fuji apples are grown, 2,860 acres in the Nanhsa District in Guangzhou, in Guangdong, where emperor bananas are grown, and approximately 1,280 acres in Rongan County, Liuzhou, in Guangxi, where tangerine oranges are grown. This land is leased to farming cooperatives.

We lease a farm in Guangzhou at an annual rental of approximately $8,000 pursuant to a 209-month lease that commenced in January 2010.  We are making improvements in the farm so that it can be used as a recreation facility for our employees.  As of December 30, 2010, we had made advances of approximately $113,000 for these improvements.

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

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “SGLA.”  Prior to February 22, 2011, our common stock was quoted on the OTC Bulletin Board.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2009		2010		2011
	High	Low	High	Low	High	Low
First quarter*	$0.30	$0.0	$0.35	$0.20	$0.27	$0.13
Second quarter	0.10	0.08	0.45	0.20
Third quarter	0.25	0.04	0.32	0.18
Fourth quarter	0.40	0.12	0.35	0.18

__________
*  Information for the first quarter of 2011 is for the period January 1 to March 28, 2011.

Holders of our Common Stock

As of March 30, 2011, we had approximately 310 beneficial owners of our common stock.

Dividends

We have never declared or paid a cash dividend.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has discretion on whether to pay dividends.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.  Our ability to pay dividends may also be affected by currency control and other laws and regulations of the PRC which affect the ability of our Chinese subsidiaries to make payments to the United States parent company.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	0	1,912,500

We do not have any equity compensation plans that were approved by our shareholders.  We authorized the issuance of 8,195,000 shares of common stock to our officers, directors and employees, of which we issued or accrued the issuance of 6,282,500 shares during 2010 and 1,912,500 shares are issuable during 2011, as follows.

Pursuant to an agreement with an independent director, we agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of December 31, 2010, we had issued 37,500 shares and had accrued the value of 12,500 shares, reflecting the shares that were due to such director, but had not been issued, as of December 31, 2010.

On June 21, 2010, we authorized the issuance of an aggregate of 7,195,000 shares of its common stock to officers, employees and advisors for services. Of the shares that were issued, the rights to 5,945,000 shares had vested as of December 31, 2010.  The 5,000,000 shares issuable to three senior executives were issuable in four quarterly installments provided, that in the event of the death of a senior executive or certain other terminations of employment, the unvested shares are immediately issuable.  As of December 31, 2010, 5,945,000 shares were issuable, of which 4,470,000 shares had been issued.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, we are to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. As of December 31, 2010, we had issued 50,000 shares and had accrued the value of 50,000 shares issuable through December 31, 2010.

On November 5, 2010, we entered into an employment agreement with the chief financial officer.  Pursuant to the agreement, the chief financial officer shall receive 500,000 shares of common stock, which vest in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that the chief financial officer is employed by the company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately. As of December 31, 2010, we had issued 125,000 shares to the chief financial officer.

On November 18, 2010, we entered into an employment agreement with our corporate secretary, pursuant to which we agreed to issue to him 250,000 shares of common stock, which vest in quarterly installments of 62,500 shares on each of December 1, 2010, February 1, 2011, May 1, 2011, and August 1, 2011, provided that he is employed by us on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately. As of December 31, 2010, we had issued 62,500 shares to him.
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

Overview

We are engaged in the wholesale distribution, marketing and sales of premium fruits in China. Our main products include Fuji apples, emperor bananas and tangerine oranges. We purchase our products directly from farming cooperative groups to whom we provide varying degrees of farming, harvesting and marketing services. Almost all of our products are sold by us at the Guangdong Yun Cheng wholesale market and the Beijing XinFadi agricultural products wholesale market, two major markets for the sale of agricultural products in their respective areas, where we lease space to sell our produce. We sell to trading agents who sell our products to customers in and around the provinces in which the produce is grown.  We have recently introduced a line of vegetable products, which we process and distribute to end users.  However, our revenue from vegetables has been nominal through December 31, 2010.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into since 2005.  All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of December 31, 2010, we had paid a total of $25 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

We are in the process of completing our new hub for the sale of green foods in the Guangdong wholesale market. The exterior construction on two buildings, with approximately 600,000 square feet of space, has been completed and we need to construct and equip the interior. We also completed the construction on a cold storage facility to be used for apple storage. As of December 31, 2010, we had paid approximately $14.2 million in connection with the construction of this hub from cash generated by our operations and from funds which we raised in 2009 and 2010 and we issued 40,015,084 shares of common stock as payment for the construction of one of the buildings for our proposed distribution hub which had a cost of approximately $8.4 million. The exterior of the distribution hub is completed and we need to commence the interior construction. We anticipate that we will be able to begin to operate of our distribution hub by September 2011. We anticipate that the total investment to launch this business will be $32.4 million, which includes construction costs of approximately $27.4 million, of which $8.4 million was paid through the issuance of stock, with approximately $3 million for auxiliary facilities, such as refrigerated cold-storage trucking capabilities and fork-lift trucks, and $2 million for initial inventory of new green foods products. On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

We will require significant additional funding for our green foods distribution hub business, including the interior construction and equipment. We have no commitments for the funding and our failure to obtain funding will impair our ability to develop this business.  If we are not able to operate the green foods hub, we may not be able to recover our costs, in which event we would include a charge equal to the amount of the unrecovered costs.

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease.  During 2009, we expended approximately $3.4 million to purchase additional leases. If we are to expand our current business, we will continue to lease additional farm land on which our produce can be grown, which will require significant additional capital.  In 2010, we expended $3.3 million to purchase additional land leases and the rest of the cash generated from operations and financing has been used for the construction of the buildings for our distribution hub.

We presently sell our produce in the wholesale markets, where our customers are wholesale distributors.  In connection with, and as part of, our green foods distribution hub, we may seek to market to supermarkets and other retail outlets.  To the extent that we develop this business, we would incur additional marketing, shipping and other expenses.

The current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets and the concern about inflation resulting from worldwide price increases, may affect our ability to obtain either debt or equity financing which we may require in order to expand our business. Although our products are considered staples in Chinese consumers’ daily life, and, historically, demand for such staples has not fluctuated with the ups and downs of the general economy, if the current economic situation continues to deteriorate, we could see a more drastic reduction in the demand for our products.  Since we are marketing our products as premium produce, consumers, in a time of economic difficulties, could purchase non-premium produce, which could have a material adverse effect on our business.

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

We generally experience higher sales in the second half of the year. Sales in second half of 2010 accounted for approximately 56% of our revenue for 2010, and sales in the second half of 2009 accounted for approximately 63% of our revenue for 2009.  If sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results. Sales of tangerine oranges were nominal during the third quarter of 2010 and 2009.

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

The series A preferred stock issued in 2009 was issued with warrants and/or a conversion feature that require the proceeds received on the transaction to be allocated to each applicable component. Any resulting warrant liabilities are recorded at fair value, with changes in value recorded in the income statement each period. Any proceeds allocated to beneficial conversion features on the preferred shares are recorded as a discount on such shares, with a credit to additional paid-in capital. The discounts are then charged immediately to retained earnings as deemed preferred stock dividends pursuant to the terms of the agreement which provide immediate conversion rights.

Restatement of Financial Statements

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009, respectively, should not be relied upon for reasons set forth in Note 13 of Notes to Consolidated Financial Statements. This annual report reflects restated financial statements for the years ended December 31, 2009. The financial statements were restated because of our failure to account properly for the treatment of securities issued in financings during 2009 and 2008. As a result, our net income, as originally reported, was overstated by approximately $3.5 million for 2009. As described in Note 13 of Notes to Consolidated Financial Statements, our balance sheet at December 31, 2009 and our statements of income and comprehensive income and cash flows for the year then ended have been restated to reflect the derivative liability and the effect of changes in derivative liability.

Results of Operations

The following table sets forth information relating to our products for the years ended December 31, 2010 and 2009 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Year Ended December 31, 2010	Fuji Apples	$115,995	82.8%	$103,733	$12,262
	Emperor Bananas	13,402	9.6%	11,697	1,705
	Tangerine Oranges	6,301	4.5%	5,556	745
	Jiangxi Naval Oranges*	3,815	2.7%	3,556	259
	Vegetables	547	0.4%	423	124
	Total	$140,060		$124,965	$15,095

Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	$9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737
*
During  the fourth quarter of 2010, we purchased and sold Jangxi naval oranges as a test market. We purchased these oranges from third party farmers. Because of the low margin generated by these sales, we do not anticipate selling these oranges on a regular basis.

Years ended December 31, 2010 and 2009

The following table sets forth the key components of our results of operations for the years ended December 31, 2010 and 2009, in dollars and as a percentage of sales and the changes in these components from 2009 to 2010 in dollars and as a percentage (dollars in thousands):

					Change from Year Ended
	Year Ended December 31,				December 31, 2009
	2010		2009 (Restated)		To December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$140,060	100.0%	$108,045	100.0%	$32,015	29.6%
Cost of sales	124,965	89.2%	96,308	89.1%	28,657	29.8%
Gross profit	15,094	10.8%	11,737	10.9%	3,357	28.6%
Operating expenses:
Selling expenses	3,408	2.4%	2,581	2.4%	827	32.0%
General and administrative expenses	5,424	3.9%	2,249	2.1%	3,175	141.2%
Total operating expenses	8,832	6.3%	4,831	4.4%	4,001	82.8%
Income from operations	6,263	4.5%	6,906	6.4%	643	(9.3)%
Other income (expenses):
Interest expense, net	3	0.0%	(64)	(0.1)%	67	(104.7)%
Loss on debt extinguishment	-	0%	(139)	(0.1)%	(139)	(100.0)
Change in derivative liability	(770)	(0.5)%	(3,866)	(3.6)%	(3,096)	(80.1)%
Other, net	(11)	0.0%	154	0.1%	165	(107.1)%
Total other income (expense)	762	0.5%	(3,915)	(3.6)%	(4,677)	(119.5)%
Net income1	7,025	5.0%	3,024	2.8%	4,001	132.3%
Deemed preferred stock dividend	(350)	(0.2)%	650	0.6%	1,000	(153.8)%
Net income allocable to common stockholders	6,675	4.8%	2,374	2.2%	(4,301)	(181.2)%
Foreign currency translation gain (loss)	1,121	0.8%	(313)	(0.3)%	(1,434)	(458.1)%
Comprehensive income	8,145	5.8%	2,711	2.5%	(5,434)	(200.1)%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to 2010 or 2009.  If income tax were payable at the statutory rate, the net income available to common stockholders would have been $1,756,144 for 2010 and $756,084 for 2009.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased $32.0 million, or 29.6%, to $140.1 million in 2010 from $108.0 million in 2009. This increase was mainly due to our expanded plantation bases and supply sources during 2010 period, as we increased the land which we leased by approximately 16,200 acres in  2010.  Sales of our Fuji apples increased by 26.0% in 2010 as compared to 2009, with 12% of this increase being attributable to increased sales volume and 12% to increases in the average sales price.  Sales of our emperor bananas increased by 35.8% in 2010 as compared to 2009, with 35% of this increase being attributable to increased sales volume and the average sales price was virtually unchanged in 2010 compared to 2009.  Sales of our tangerine oranges increased by 13.0% in 2010 as compared to 2009, with 11% of this increase is attributable to increased sales volume and 1% is attributable to increases in the average sales price of these products.   In 2010, we introduced a new variety of fruit on a trial basis, Jiangxi naval oranges, in the fourth quarter. The revenue from the naval orange reached $3.4 million with approximately 9,390 tons in volume.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term lease prepayments relating to the land used by the farming cooperatives. Our cost of sales increased $28.7 million, or 29.8% to $125.0 million in 2010 from $96.3 million in 2009. This increase was mainly due to an increase of sales during 2010 and is proportionate to the increase in sales, and also reflects the additional amortization of our long-term leases resulting from the additional land under lease.  Our amortization of our long-term lease prepayments was $1.0 million in 2010 and $0.6 million in 2009.

Gross Profit and Gross Margin. Our gross profit increased $3.4 million to $15.1 million in 2009 from $11.7 million in 2009. Our gross margin was 10.98 in 2010 and 10.9% in 2009, reflecting a modest decrease. The new naval oranges sales generated a relatively low margin. Although our sales prices and costs remained relatively stable between 2010 and 2009, we cannot predict whether this will continue. The relationship between our sales prices and costs can be affected by a number of factors, including government regulations, climate and weather conditions, and changes in consumer preferences.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expense. Our selling expenses increased $0.8 million, or 32.0%, to $3.4 million in 2009 from $2.6 million in 2009. As a percentage of sales, our selling expenses stayed at 2.4% in 2010 as it was in 2009.

General and Administrative Expenses. Our general and administrative expenses are comprised of salary of executives, travel expense, office expense, product development, market research, exhibition, audit expense, advisory expense.   Our administrative expenses increased $3.2 million, or 141.2%, to $5.4 million in 2010 from $2.2 million in 2009. As a percentage of sales, administrative expenses increased to 3.9% in 2010, as compared with 2.1% in 2009. The increase in general and administrative expenses also reflects $1.5 million in rent expenses relating to the distribution hub and cold storage and increases in legal, consulting and other expenses resulting from our status as a public company.

Interest Income.  In 2010, we had $2,538 interest income compared to an interest expense of 63,882 in 2009. In April 2008, we issued, for $500,000, our 18% convertible notes in the principal amount of $500,000 and warrants to purchase a number of shares to be determined based on future financings. The interest for the 2009 period reflects interest on the outstanding notes, which was paid off in August 2009.

Loss on debt extinguishment.  In 2010, we did not have any loss on debt extinguishment. In April 2008, Organic Region issued, for $500,000, its 18% convertible debentures in the principal amount of $500,000 and warrants to purchase shares of common stock, with the exercise price and the number of shares to be determined after the completion of a reverse acquisition transaction and the completion of one or more financings generating proceeds of $3 million.  In January 2009, as part of the reverse acquisition, we assumed the convertible debt along with the obligation to issue the warrants.  In December 2009, we completed raising $3 million in financing and the terms of the warrants were then determined.  The $500,000 proceeds were allocated between the convertible notes ($361,000) and the warrants ($139,000).  The convertible notes were paid in August 2009, and the $139,000 difference between the $500,000 payment and the $361,000 carrying value of the notes was treated as a loss on debt extinguishment.

Change in derivative liability.  The change of derivative liability of $770,305 in 2010 compared to $3.9 million in 2009, represented the change in fair value of warrants outstanding. The change in fair value, as computed using the Black-Scholes option pricing model, reflects, among other factors, a change in the value of our shares.

Tax. Since our operating subsidiary (VIE) benefited from a tax exemption for agriculture products for 2010 and 2009, we did not incur any income tax liability in 2010 or 2009.

Net Income. As a result of the factors described above, our net income was $7.0 million for 2010, as compared with $3.0 million for 2009.

Deemed Preferred Stock Dividend.  As a result of the terms of the series A preferred stock that we issued in the September 2010 period, we generated a $350,000 deemed preferred stock dividend in 2010, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.

Net Income Applicable to Common Stockholders. As a result of deemed preferred stock dividend, our net income per share of common stock for 2010 was $6.7 million, or $0.05 per share (basic and diluted), as compared with $2.4 million, or $0.03 per share (basic and diluted) for 2009.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficiency of approximately $2.9 million, as compared with a working capital deficiency of approximately $3.7 million at December 31, 2009.  The decrease in working capital reflects the $4.3 million decrease in the derivative liability, which reflects, among other factors, the derivative reclassification in 2010.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2009 to December 31, 2010
	December 31, 2010	December 31, 2009	Change	Percent Change
Current Assets:
Cash and cash equivalents	$925	$1,987	(1,062)	(53.4)%
Accounts receivable, net	261	171	90	52.6%
Due from related parties		1	(1)	(100.0)%
Inventories	9	10	(1)	(10.0)%
Advances – current portion		256	(256)	(100.0)%
Other current assets	114	343	(229)	(66.8)%
Total current assets	1,309	2,769	(1,460)	(52.7)%
Current Liabilities:
Accounts payable and accrued expenses	2,720	1,186	1,534	129.3%
Advances from customers	15	49	(34)	(69.4)%
Due to related parties	121	3	118	3933.3%
Shares to be issued as stock compensation	385		385
Shares to be issued	70		70
Derivative liability	908	5,207	(4,299)	(82.6)%
Total current liabilities	4,219	6,446	(2,227)	(34.5)%
Net working capital deficiency	(2,910)	(3,677)	767	(53.4)%

In 2010, we generated $2.3 million in our operations, as compared with cash flow from operations of $0.8 million in 2009.  Our cash flow from operations for both 2010 and 2009 reflected significant cash expenditures for long-term lease obligations which are payable at the commencement of the lease.  For 2010, cash used in operations included approximately $5.2 million in advances and $3.3 million in long-term prepaid lease obligations and $0.8 million change in derivative liability.  The principal item in the advances is the payment of approximately $5 million, which represented a payment toward the construction of the first Metro Green building, which we are leasing from a non-affiliated party.  The $3.3 million in long-term lease obligations represents the lease payments for the 25-year leases for the land on which our farming cooperatives grow our produce.  Under the terms of the leases, the rent for the full 25 years is payable at the beginning of the lease. For 2009, the long-term lease obligation payments were $3.4 million.  Since these payments are reflected in our cash flow from operations for 2010 and 2009, our operations generated $2.3 million in 2010 and used $0.8 million in 2009.

Cash flow used in investing activities was approximately $10.4 million in 2010, as compared with cash flow used in operations for 2009 of $0.5 million.  The principal investing activity in 2010 was additional property, plant and equipment and acquisition of intangible assets.  Cash funds used in investing activities was for additional property, plant and equipment for 2009.   For 2010, our cash flow from financing activities was $7.0 million, compared with cash used in financing activities of $2.9 million in 2009, reflecting $7.0 million from the sale of common shares.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $7.0 million in 2010.

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

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past.  These payments were approximately $3.3 million in the 2010 and $3.4 million for 2009 and the funding for these leases was generated from our operations.

As of December 31, 2010, we had advanced approximately $4.8 million in the construction of our green foods distribution hub.  Upon completion of the construction, the construction cost advances will be reflected as leasehold improvements and amortized over the 18 year term of the lease.  We estimate our total initial costs of this operation to be approximately $32.4 million, which includes construction costs of approximately $27.4 million, with approximately $3 million for auxiliary facilities, such as a cold storage facility as part of the distribution hub and refrigerated trucking capabilities, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.  The construction costs includes the approximately $8.4 million which was paid through the issuance of common stock in 2011.

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

New Accounting Pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended, as reflected in our financial statements for the years ended December 31, 2010 and 2009 which are included in this annual report, and for each of the quarters in the year ended December 31, 2010.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting are effective as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to year end, we determined that we need to improve our internal controls relating to the issuance of equity and financial instruments to insure that such transactions are properly accounted for.

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

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

Information required under Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to our definitive proxy statement or information statement which will be filed within 120 days of our fiscal year end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

 (c)  Exhibits

2.1 (1)	Share Exchange Agreement, dated January 15, 2009, among the registrant, Organic Region Group Limited and its subsidiaries and stockholders.
3.1(2)	Articles of Incorporation of the registrant, as amended.
3.2 (1)	Bylaws of the registrant adopted on March 11, 2008.
3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock.
4.1 (1)	Piggyback Registration Rights Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.2 (1)	Redemption Agreement, dated January 15, 2009, by and among the registrant, Michael Friess and Sanford Schwartz.
4.3 (1)	Form of Convertible Promissory Note issued by the registrant, dated January 15, 2009.
4.4 (1)	Form of Convertible Promissory Note issued by Organic Region Group Limited, dated April 23, 2008.
4.5 (1)	Form of Warrant issued by Organic Region Group Limited, dated April 23, 2008.
4.6 (4)	Form of Warrant issued by Sino Green Land Corporation, dated August 3, 2009.
4.7 (5)	Form of Series A Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
4.8 (5)	Form of Series B Warrant issued by Sino Green Land Corporation, dated August 7, 2009.
10.1 (1)	Indemnification Agreement, dated January 15, 2009, by Michael Friess and Sanford Schwartz in favor of the registrant and Organic Region Group Limited and its subsidiaries and stockholders.
10.2 (1)	Form of Securities Purchase Agreement, dated April 23, 2008.
10.3 (1)	Guangxi Tangerine Land Lease Cooperation Development Contract, dated October 12, 2005, between Guangzhou Organic Region Agriculture Ltd. and Guangxi Wanshanhong Fruits Co., Ltd. (English Translation).
10.4(1)
Guangzhou City Panyu District Premises Lease Contract, dated December 12, 2007, between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).

10.5(1)	Supplementary Agreement to Premises Lease Agreement between Guangzhou Panyu District Guang Lv Industrial Co. Ltd. and Guangzhou Organic Region Agriculture Ltd. (English Translation).
10.6 (1)	Transfer Agreement of Patent Application Right, January 10, 2009, by and among Guangzhou Organic Region Agriculture Ltd., Mr. XiongLuo and Mr. Anson Yiu Ming Fong (English Translation).
10.7(3)	Director Agreement, between Sino Green Land Corporation and Jeremy Goodwin, dated February 2, 2009.
10.8(4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.9(4)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 3, 2009, between Sino Green Land Corporation and the investors.
10.10(5)	Form of Common Stock and Warrant Purchase Agreement, dated as of August 7, 2009, between Sino Green Land Corporation and the investors.
10.11(6)	Form of Warrant Purchase Agreement, dated November 30, 2010, by and between the Company and the warrant holder
10.12(7)	Employment agreement dated October 8, 2010 between Xiong Luo and the Company.
10.13(7)	Employment agreement dated November 5, 2010 between Huasong Sheen Shen and the Company
10.14(7)	Employment agreement dated October 1, 2010 between Yan Pan and the Company
10.15(8)	Common stock purchase agreement dated December 12, 2010 between the Company and Nemeth Chang Discretionary Trust
10.16(9)	Agreement among the Company and certain contractors, dated January 31,2011
10.17(10)	Two forms of common stock purchase agreements dated May 27, 2010 between the Company and certain investors
10.18(11)	Director agreement dated July 1, 2010 between the Company and Chan Kin Hang Danvil
10.19(11)	Director agreement dated July 1, 2010 between the Company and Karen Tse.
21	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Included herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 21, 2009.
(2)	Incorporated by reference to the Company's Registration Statement on Form 8-K/A filed on April 21, 2009.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 5, 2009.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on August 7, 2009.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 13, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 10, 2010
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2010
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2010
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2010
(11)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-1, File No. 333-164006, which was filed on August 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2011

SINO GREEN LAND CORPORATION

/s/ Xiong Luo
Xiong Luo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.  The person whose signature appears below constitutes and appoints Xiong Luo his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this registration statement and to sign a registration statement pursuant to Section 462(b) of the Securities Act of 1933, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Xiong Luo	Chief Executive Officer and President	March 31, 2011
Xiong Luo	(Principal Executive Officer)

/s/ Huasong Sheena Shen	Chief Financial Officer	March 31, 2011
Huasong Sheena Shen	(Principal Financial and Accounting Officer)

	Director	March 31, 2011
Jeremy Goodwin

/s/ Danvil Kin Hang Chan	Director	March 31, 2011
Danvil Kin Hang Chan

/s/ Karen Tse	Director	March 31, 2011
Karen Tse

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Sino Green Land Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sino Green Land Corporation and Subsidiaries as of December 31, 2010 and 2009 (restated), and the related consolidated statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Green Land Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the two years period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13, the 2009 consolidated financial statements have been restated to correct misstatements.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 31, 2011

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009 (RESTATED)

	2010	2009
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$925,329	$1,987,616
Accounts receivable, net	261,403	171,143
Due from related parties	-	1,006
Inventories	8,684	9,934
Advances-current portion	-	256,225
Other current assets	114,026	343,169
Total Current Assets	1,309,442	2,769,093

Property and Equipment, net	6,238,784	547,727

Intangible Assets, net	9,515,732	-

Deposit	487,916	365,647

Advances	4, 816,467	4,355,829

Long-term Prepayments	21,955,769	18,961,869

Total Assets	$44,324,110	$27,000,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,719,724	$1,186,923
Advances from customers	15,125	48,690
Due to related parties	120,840	3,364
Shares to be issued as stock compensation	384,817	-
Shares to be issued	70,000	-
Derivative liability	908,142	5,206,567
Total Current Liabilities	4,218,648	6,445,544

Stockholders' Equity
Preferred stock, par value $0.001 per shares, 20,000,000 shares authorized, of which 2,000,000 are designated as series A preferred stock, with 1,409,858 and 1,650,000 shares issued and outstanding December 31, 2010 and 2009, respectively	1,410	1,650
Common stock, $0.001 par value, 780,000,000 shares authorized, 157,793,840 and 104,943,337 issued and outstanding as of December 31, 2010 and 2009, respectively	157,794	104,944
Additional Paid-in capital	19,438,509	7,735,406
Other comprehensive income	1,883,058	762,504
Retained earnings	18,624,692	11,950,117
Total stockholders' equity	40,105,462	20,544,621

Total Liabilities and Stockholders' Equity	$44,324,110	$27,000,165

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED)

	2010	2009
		(Restated)

Sales	$140,059,507	$108,045,437

Cost of goods sold	124,965,427	96,308,289

Gross profit	15,094,080	11,737,148

Operating expenses
Selling expenses	3,407,559	2,581,330
General and administrative expenses	3,132,049	1,603,189
Salary and wages	1,003,979	613,227
Stock compensation	1,288,021	-
Total operating expenses	8,831,608	4,797,746

Operating income	6,262,472	6,939,402

Other income(expense)
Interest expenses, net	2,538	(63,882)
Loss on debt extinguishment	-	(139,289)
Change in derivative liability	(770,305)	(3,866,300)
Others, net	(10,740)	154,404
Total other expense	762,103	(3,915,067)

Net income	7,024,575	3,024,334
Deemed preferred stock dividend	(350,000)	(650,000)
Net income applicable to common stockholders	6,674,575	2,374,334

Comprehensive income:
Net income	7,024,575	3,024,334
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,120,554	(313,469)

Comprehensive income	$8,145,129	$2,710,865

Net income per share
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Weighted average number of shares outstanding
Basic	128,757,864	89,772,302
Diluted	153,174,651	117,579,469

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED)

	Preferred Stock			Common Stock
	Shares		Amount	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2008 (Restated)	–		$–	81,648,554	$81,649	$4,919,351	$1,075,973	$9,575,783	15,652,756
Recapitalization due to reverse acquisition	–		–	5,832,039	5,832	(5,832)	–	–	–
Issuance of preferred stock	1,650,000		1,650	–	–	553,350	–	–	555,000
Issuance of common stock	–		–	17,462,744	17,463	1,618,537	–	–	1,636,000
Foreign currency translation gain	–		–	–	–	–	(313,469)	–	(313,469)
Deemed dividend for preferred stock				–	–	650,000	–	(650,000)	–
Net income for the year ended December 31, 2009	–		–	–	–	–	–	3,024,334	3,024,334

Balance as of December 31, 2009 (Restated)	1,650,000		1,650	104,943,338	104,944	7,735,406	762,504	11,950,117	20,554,621
Issuance of preferred stock	350,000		350	-	-	349,650			350,000
Issuance of common stock	-		-	41,676,500	41,677	6,932,936	–	–	6,974,612
Warrant repurchased		-	-	-	-	(363,515)	-	-	(363,515)
Stock compensation	-		-	4,470,000	4,470	912,026			916,496
Preferred stock conversion to common	(590,142)		(590)	6,704,003	6,704	(6,113)	-	-	-
Derivative liability relass	-		-	-	-	3,528,120	-	-	3,528,120
Foreign currency translation gain	–		–	–	–	–	1,120,554	-	1,120,554
Deemed dividend for preferred stock				–	–	350,000	–	(350,000)	–
Net income for the year ended December 31, 2009	–		–	–	–	–	–	7,024,575	7,024,575

Balance as of December 31, 2010	1,409,858		$1,410	157,793,841	$157,794	$19,438,509	$1,883,058	$18,642,692	$40,105,462

The accompanying notes are integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED)

	2010		2009 (Restated)
Cash flows from operating activities
Net income		$7,024,575	$3,024,334
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation		123,572	79,178
Amortization		1,076,171	627,304
Loss on debt extinguishment		-	139,289
Gain from debt forgiveness		-	(162,949)
Change in derivative liability		(770,305)	3,866,300
Debt discount (part of interest expense)		-	(32,948)
Shares issued as stock compensation		1,288,021	-
Decrease / (Increase) in current assets :
Accounts receivable		(82,346)	29,140
Other receivable		651,384	-
Inventories		1,549	6,957
Other current assets		133,762	(285,095)
Deposit		(122,269)	(365,450)
Advances		(5,194,509)	(4,113,619)
Long-term prepaid expense		(3,330,672)	(3,363,950)
Increase / (Decrease) in current liabilities:
Accounts payable & accrued expense		94,225	(367,118)
Advances from customer		(34,357)	(7,629)
Tax payables		1,424	156
Shares to be issued		83,291	-
Other payables		1,365,422	128,410
Net cash provided by (used in) operating activities		2,308,939	(797,689)

Cash flows from investing activities
Acquisition of plant, property, and equipment		(5,660,944)	(487,221)
Acquisition of intangible assets		(4,697,845)	-
Net cash used in investing activities		(10,358,789)	(487,221)

Cash flows from financing activities
Repayment of convertible notes		-	(502,684)
Net proceeds from issuance of preferred stock		350,000	1,555,000
Net proceeds from issuance of common stock		6,974,612	1,636,000
Repurchase of warrants		(363,515)	-
Proceeds from related parties		4,987	226,405
Net cash provided by financing activities		6,966,084	2,914,721

Effect of exchange rate change on cash and cash equivalents		(21,480)	(187,055)

Net increase/ (decrease) in cash and cash equivalents		(1,062,287)	1,442,756

Cash and cash equivalents, beginning balance		1,987,616	544,860
Cash and cash equivalents, ending balance		$925,329	$1,987,616

Supplement disclosure of cash flow information
Interest expense paid	$		$104,800
Income taxes paid		$–	$–

Non-cash transactions from financing and investing activities
Conversion of Preferred stock into common stock		$590,142	$-
Reclassification of derivative liability to equity		$3,528,120	$–

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

The Company, through its Chinese operating subsidiaries and a variable interest entity, is engaged in the wholesale distribution, marketing and sales of premium fruits in China.

On January 15, 2009, the Company entered into a share exchange agreement with Organic Region Group Limited (“Organic Region”), its stockholders and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”), and Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Pursuant to the share exchange agreement and a related agreement with the Company’s two former principal stockholders:

•
The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of its outstanding stock, in exchange for all of the capital stock of Organic Region; and

•
Our former majority stockholders sold to the Company 1,666,298 shares of common stock, representing 50% of the outstanding shares, for $500,000 non-interest bearing convertible promissory notes, which were paid in 2009. The Company has no further obligations to the former majority stockholders.

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

The Company has an exclusive agreement with Xiong Luo, who was, at the time the Company entered into the agreement, one of the Company’s senior executive officers and is now the chief executive officer. Mr. Luo is and the owner and holder of the business license for Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Pursuant to this agreement, Organic Region provides consulting services, including business operations, human resources and research and development services, to Mr. Luo with respect to Guangzhou Greenland to enable Guangzhou Greenland to operate the fruit trading business in China. In exchange for such services, Mr. Luo agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland. The agreement gave the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise voting power to the person appointed by the Company. Guangzhou Greenland is considered a variable interest entity, and its financial statements are included in our consolidated financial statements. Substantially all of the Company’s revenue is derived from the business of Guangzhou Greenland.

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

Variable interest entities (VIE) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On January 1, 2005, Organic Region entered into exclusive arrangements with Mr. Xiong Luo, who was then the Company’s chief operating officer and has since become the Company’s chief executive officer and president, and who holds the business license for Guangzhou Greenland, that give the Company the ability to substantially influence Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result, the Company consolidates the financial results of Guangzhou Greenland as variable interest entity pursuant to ASC 810.

a.	Guangzhou Greenland holds the licenses necessary to operate its fruit trading business in China.

b.
The Company has the exclusive right to purchase the fruit and vegetables from and it provides other general business operation services to Guangzhou Greenland in return for a consulting services fee which is equal to Guangzhou Greenland’s revenue.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and December 31, 2009, the Company had accounts receivable, of $261,403 and $171,143, net of allowance for bad debts in the amount of $9,559 and $9,244, respectively.

Other current assets

Other current assets as of December 31, 2010 and December 31, 2009 were valued at $114,026 and $343,169 respectively. The other current assets mainly comprise of advances to employees and a deposit to an unrelated party in the PRC.

Advances

As of December 31, 2010, advances of the Company amounted to $4,816,467, of which $112,929 represents advance payment to an unrelated party for Guangzhou Metro Green’s farm reconstruction and $4,703,538 represents advance payments to several unrelated parties for the decoration and equipment of the building for the Company’s proposed distribution hub (MetroGreen). See Note 4.

As of December 31, 2009, the Company advances amounted to $4,612,054, which represents advances to one unrelated party in return for 18 years lease starting 2010. The advances are required to be used to construct a multi-level distribution center the Company intends to lease.

Deposit

As of December 31, 2010 and December 31, 2009, the Company had lease deposits in the amounts of $487,916 and $365,647, respectively. In 2010, $378,112 was the deposit related to the lease for the Company’s distribution warehouse (MetroGreen) and $109,804 was the deposit related to the lease of a cold storage facility. The deposits were paid to unrelated parties and are refundable after the expiration of the term of the lease.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $8,684 and $9,934 as of December 31, 2010 and December 31, 2009, respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 20 years for building, 5 years for manufacturing machinery, 3 to 5 years for office equipment, and 5 years for motor vehicles.

Impairment

The Company reviews long-lived for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimate of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2010 and 2009.

Derivative liability

The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and preferred stock offerings in 2008 and 2009. The warrants are reported at fair value using the Black-Scholes model with changes in value reflected in earnings for the period.

Stock based compensation

Stock-based payment compensation to employees and consultants is based on the grant-date fair value of the equity instrument issued and recognized as compensation expense when issued unless the right to the shares vests over a period of time, in which case the compensation expense is recognized as the shares vest.  Stock-based compensation to directors is accrued ratably over the term of the applicable agreement. Please see Note 8.

Preferred Stock

On May 14, 2010, the certificate of designation relating to the series A preferred stock was amended and restated to increase the number of authorized shares of series A preferred stock from 1,000,000 to 2,000,000 shares. The financial statements at December 31, 2009 give retroactive effect to this amendment.

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are treated as unearned revenue and recorded as Advance from customers. Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Cost of Goods Sold

Cost of goods sold includes produce costs and the amortization of the long-term leases on which the produce is grown and for which the full payment was made at the commencement of the lease. Discounts provided to the Company by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered.

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

Interest income (expense)

The following table sets forth interest income and expense for the year ended December 31, 2010 and 2009.

	Year ended December 31,	Year ended December 31,
	2010	2009
Interest income	$2,538	$0
Interest expense	0	(63,882)
Interest income (expense) net	$2,538	$(63,882)

Earnings per share

Basic earnings per share is based upon the weighted average number of shares common stock outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock issuable upon the conversion of the outstanding shares of Series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share:

	Years ended
	December 31,
	2010	2009
Net Income available to common shareholders	$6,674,575	$2,374,335
Add : Deemed Preferred Stock Dividend	350,000	650,000
Net income available to common shareholders plus assumed conversions	$7,024,575	$3,024,335

Weighted average shares of common stock outstanding	128,757,864	89,772,302
Diluted effect of warrants, options, and preferred stock	24,416,787	27,807,167
Weighted average shares of common stock – diluted	153,174,651	117,579,469

Earnings per share – basic	$0.05	$0.03
Earnings per share – diluted	$0.05	$0.03

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected as 3,215,738 shares in the number of diluted shares for the year ended December 31, 2010.

Pursuant to purchase agreements, in August 3, 2009, the Company issued warrants to purchase 10,145,454 shares of common stock at an exercise price of $0.11 per share and warrants to purchase 3,466,666 at an exercise price of $0.15 per share.  The warrants are exercisable through August 3, 2011.

On December 4, 2010, the Company repurchased and cancelled outstanding warrants to purchase an aggregate of 18,175,757 shares of common stock for a total consideration of $363,515 pursuant to warrant purchase agreements dated November 30, 2010 with the warrant holders.  The warrants had an average exercise price of $0.13 per share and expire from August 2011 to July 2012.

Pursuant to a purchase agreement dated on August 7, 2009, the Company , for a total consideration of $1,000,000 (i) issued an aggregate of 1,000,000 shares of series A preferred stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock.

The preferred stock had a dilutive effect of 16,015,987 shares and 18,774,000 shares for the years ended December 31, 2010 and 2009. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 4,681,817 shares and 503,245 shares respectively for the years ended December 31, 2010 and 2009, respectively. The preferred stock option had no dilutive effect for the year ended December 31, 2010 since the option had been exercised as to 650,000 shares in December 2009 and as to the remaining 350,000 shares on January 5, 2010.

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes and the United States dollar is the functional currency of the Company. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (RMB), being the primary currency of the economic environment in which their operations are conducted. All assets and liabilities are translated at the current exchange rate, stockholder’s equity is translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC 280 has no effect on the Company’s consolidated financial statements as the Company operates in one reportable business segment.

Recent Accounting Pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity, net income, or net earnings per share.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Building	$5,535,558	$-
Manufacturing machinery	420,935	403,822
Office equipment	110,199	40,591
Motor vehicle	18,149	24,143
Software	5,521	-
Leasehold Improvement	693,630	484,848
Total	6,778,471	953,044

Less: Accumulated Depreciation	(545,208)	(405,677)
Property and Equipment, net	$6,238,784	$547,727

Depreciation expense for the years ended December 31, 2010 and 2009 were $123,572 and $79,178, respectively.

On July 1, 2010, the Company entered into a contract with an unrelated party to construct a cold storage. As of December 31, 2010, the construction of the cold storage was completed for which the Company paid $5,535,558.

4. INTANGIBLE ASSETS

As of December 31, 2010, the construction of the building for the Company’s proposed distribution center was completed. The building is leased from an unrelated party for an 18-year lease term commencing upon completion of the building. Intangible assets represent payments made by the Company to the holder of the land use rights for the construction of the building in accordance with the terms of the lease.

The details of intangible assets are listed below as of December 31, 2010 and 2009:

	December 31,	December
	2010	31, 2009
Intangible assets –cost	$9,563,549	$-
Accumulated amortization	(47,817)	-
Net	$9,515,732	$-

The amortization expense was $47,817 for the year ended December 31, 2010.

5. DUE FROM/(TO) RELATED PARTIES

Amounts due from related parties amounted to $1,006 as of December 31, 2009. The amount due was interest free, unsecured and due on demand and was paid during 2010.

Amounts due to related parties amounted to $120,840 and $3,364 as of December 31, 2010 and 2009, respectively. The Company has a balance due to one shareholder and former chief executive officer and chairman of the Company amounting to $83,486 and due to one shareholder and chief executive officer of the Company amounting to $37,354 as of December 31, 2010. The amounts due are interest free, unsecured and due on demand.

6. LONG-TERM PREPAYMENTS

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for a specified period of time. Guangzhou Greenland has entered into seventeen land lease and developing agreements with a number of farming cooperatives since 2005. The farming cooperatives are authorized to manage and plant the lands by Guangzhou Greenland who, during the term of the lease, has the priority right to purchase the agricultural products at fair market price. The agreements have terms of 25 years with various due dates. The payments for the entire 25-year term are payable, and were paid, in full at the inception of the agreements.

The Company acquired one new land lease during the year ended December 31, 2010 by paying $3,403,007.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the land leases. As of December 31, 2010 and 2009, the Company has long-term prepayments (net) in the amount of $21,955,769 and $18,961,869, respectively.

The details of long-term prepayments are listed below as of December 31, 2010 and 2009:

	December 31,	December
	2010	31, 2009
Long-term prepayment –cost	$25,115,165	$20,996,380
Accumulated amortization	(3,159,396)	(2,034,511)
Net	$21,955,769	$18,961,869

Amortization expenses for the years ended December 31, 2010 and 2009 were $1,029,531 and $627,304.

Amortization expenses are approximately as follows:

Year ended December 31,

2011	$1,029,531
2012	1,029,531
2013	1,029,531
2014	1,014,779
2015	968,815
Thereafter	16,883,582
Total	$21,955,769

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Accounts payable	$336,687	$385,726
Accrued payroll	203,466	130,542
Accrued expenses	576,187	465,895
Advance subscription	-	180,526
Other payable	1,603,383	24,234
	$2,719,724	$1,186, 923

8. EQUITY TRANSACTIONS

Issuance of Shares as Compensation

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of December 31, 2010, the Company had issued 37,500 shares and had accrued the value of 12,500 shares, reflecting the shares that were due to such director, but had not been issued, as of December 31, 2010. For the year ended December 31, 2010, $14,500 was recorded as an expense for the 50,000 shares payable to the director for that period.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, the Company is to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. As of December 31, 2010, the Company had issued 50,000 shares and had accrued the value of 50,000 shares, reflecting the shares that were due to such directors, but had not been issued. For the year ended December 31, 2010, $26,000 was recorded as an expense for 100,000 shares to be issued to the directors.

On November 5, 2010, the Company entered into an employment agreement with the chief financial officer. Pursuant to the agreement, the chief financial officer is to receive 500,000 shares of common stock, which vest in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that the chief financial officer is employed by the Company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately. As of December 31, 2010, the Company had issued 125,000 shares to the chief financial officer. For the year ended December 31, 2010, $26,250 was recorded as an expense for 125,000 shares issued to the chief financial officer.

On November 18, 2010, the Company entered into an employment agreement with the corporate secretary, who is not an executive officer.  Pursuant to the agreement, the corporate secretary is to receive 250,000 shares of common stock, which vest in quarterly installments of 62,500 shares on each of December 1, 2010, February 1, 2011, May 1, 2011, and August 1, 2011, provided that he is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately. As of December 31, 2010, the Company had issued 62,500 shares to the corporate secretary. For the year ended December 31, 2010, $15,625 was recorded as an expense for 62,500 shares issued.

On June 21, 2010, the Company authorized the issuance of an aggregate of 7,195,000 shares of its common stock to employees and advisors for services. Of the shares that were issued, the rights to 5,945,000 shares had vested as of December 31, 2010.  The 5,000,000 shares issuable to three senior executives were issuable in four quarterly installments provided, that in the event of the death of a senior executive or certain other terminations of employment, the unvested shares are immediately issuable.  As of December 31, 2010, 5,945,000 shares were issuable, of which 4,470,000 shares had been issued. For the year ended December 31, 2010, $1,205,646 was recorded as an expense for 5,945,000 shares vested to the officers and employees.

The total stock compensation expense for the year ended December 31, 2010 was $1,288,021,

Issuance of Shares pursuant to Financing Agreement

During the year ended December 31, 2010, the Company issued, for $779,822, pursuant to an option granted in connection with an August 2009 financing, (a) 6,500,000 shares of common stock and (b) warrants to purchase 5,200,000 shares of common stock at an exercise price of $0.15 per share were exercised.

During the year ended December 31, 2010, the Company issued 6,704,003 shares of common stock upon conversion of 590,142 shares of series A preferred stock which were issued as part of one of the August 2009 financings.

In May 2010, the Company raised $3.4 million from the sale of 17,000,000 shares of common stock at $0.20 per share pursuant to agreements with two sets of investors.  One group of investors purchased a total of 3,375,000 shares for $675,000 (the “group A investors”) and the other group purchased 13,625,000 shares of common stock for $2,725,000 (the “group B investors”).  On August 30, 2010, the Company entered into an agreement with two investors pursuant to which the Company issued 1,250,000 shares of common stock for $250,000.  In connection with the May 2010 and August financings, the Company agreed with the investors that:

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

•
Within 180 days of closing with respect to the group A investors and 120 days of closing with respect to the group B investors and the August 2010 investors, the Company must have sent in the necessary paperwork to apply for a listing on the American Stock Exchange.  If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met. Liquidation damages of $39,208 have been accrued as of December 31, 2010.

•
Within 90 days of closing, the Company agreed with the group A investors to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split” and the Company agreed with the group B investors and the August 2010 investors to “conduct a minimum of a six (6) for one (1) and maximum of eight (8) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the group A investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met. Liquidation damages of $121,613 have been accrued as of December 31, 2010.

On September 29, 2010, the Company entered into an agreement to sell 5,000,000 shares of common stock for $0.20 per share, for a total of $1,000,000.  The offering costs were $31,000.   Pursuant to the purchase agreement, the Company agreed with the investors that:

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

•
Within 90 days of closing, the Company agreed to “conduct a minimum of an eight (8) for one (1) and maximum of ten (10) for one (1) reverse stock split.” If the Company fails to meet this covenant, the Company must pay the investors liquidated damages of 1% per month in cash or stock (based on the closing price of the transaction) to the investors until the covenant is met. Liquidation damages of $12,500 have been accrued as of December 31, 2010.

On December 12, 2010, the Company sold 7,759,500 shares of common stock to an investor at $0.20 per share, for total gross proceeds of $1,551,900 pursuant to a common stock purchase agreement dated as of December 12, 2010.

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2009	38,727,210	38,727,210	$0.16	2.85
Granted	5,200,000	5,200,000	$0.15	1.62
Repurchased and cancelled	(18,175,757))	(18,175,757)	0.13
Exercised	(636,363)	(636,363)	0.11
Outstanding, December 31, 2010	25,115,090	25,115,090	$0.16	3.73

On December 4, 2010, the Company repurchased outstanding warrants to purchase an aggregate of 18,175,757 shares of common stock for a total consideration of $363,515 pursuant to warrant purchase agreements with the warrant holders.  The warrants were issued in the past as a part of sale of common stock and had an average exercise price of $0.13 per share and expired from August 2011 to July 2012 and were cancelled by the Company.

Stock options

The preferred stock option activity was as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2009	350,000	$1.00	$318,182
Exercised	350,000	1.00	318,182
Outstanding, December 31, 2010	-	-	-

The exercise of the option to purchase the series A preferred stock was made, and the exercise price was received, subject to an amendment to the certificate of amendment to the certificate of designation for the series A convertible preferred stock, which was filed on May 14, 2010.

Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	12/31/2010

Liabilities:
Derivative instruments - Warrants	$—	$908,141	$—	$908,141
Total	$—	$908,141	$—	$908,141

The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants
	December 31,	December 31,
	2010	2009
Market price of common stock:	$0.25	$0.25
Exercise price:	$0.098	$0.098
Expected term (years):	3.6	4.6
Dividend yield:	–	–
Expected volatility:	65.22%	120.82%
Risk-free interest rate:	1.50%	1.50%

As of December 31, 2010, none of these warrants has been exercised.

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

None of the other warrants are treated as derivatives.

As a result of an agreement dated September 24, 2010, the August 7, 2009 purchase agreement relating to the issuance of the series A preferred stock and warrant and the warrants were modified to eliminate the provisions which provided for an adjustment in the exercise or conversion price in the event that the Company issued shares at a price less than the exercise price or conversion price.  As a result, at December 31, 2010, the warrants were no longer deemed derivative securities and were treated as indexed to the Company's own stock and therefore meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity. In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed. Therefore, the Company re-measured the fair value of the warrants as of September 24, 2010, the date of the event that caused the re-classification, which was approximately $3,528,120 and reclassified the amount to equity as additional paid-in capital. The income from the changes in fair value during the period that the warrants were classified as a derivative liability was approximately $567,916 was recorded as change in derivative liability on the statements of income for the year ended December 31, 2010.

9. INCOME TAXES

Peoples Republic of China

The Company’s operations are conducted solely within the PRC. Under the current PRC enterprise income tax law, which became effective January 1, 2008, there is a standard enterprise income tax rate of 25%. The tax holidays that were granted under the former tax law, will continue in effect until they expire. The Company benefited with a two year income tax exemption in 2008 and 2009 and is subject to a 50% tax reduction from 2010 to 2012.

Guangzhou Greenland, which had net income from operations for the years ended December 31, 2010 and 2009, is exempt from income tax in accordance with PRC tax regulations as these operations are that of a variable interest entity of a self-employed individual operating in the agriculture products industry. The remaining subsidiaries subject to PRC income taxes generated an aggregate net loss for the year ended December 31, 2010. Accordingly, the Company has no provision for income taxes for the year-ended December 31, 2010. The Company has net operating losses available to offset future taxable income for PRC entities of 603,532 and nil as of December 31, 2010 and 2009, respectively.

The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided for a full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

United States

Sino Green Land, Inc. is incorporated in Nevada, United States and currently generates no revenue. The Company has net operating losses available to offset future taxable income for Sino Green Land, Inc. of 3,941,778 and 2,756,158 as of December 31, 2010 and 2009, respectively.

The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided for a full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

Consolidated pre-tax income (loss) consists of the following:

	2010	2009
U.S. operations	$(1,955,925)	$(5,362,120)
Foreign operations	8,980,503	8,386,455
	$7,024,578	$3,024,335

The Components of the provision for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$-	$-
Foreign	-	-
Deferred:
Federal	(403,111)	(508,579)
Foreign	(205,201)	-
Change in valuation allowance	608,312	508,579
	$-	$-

The following tables reconcile the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2010 and 2009:

For the year-ended December 31, 2010	PRC		USA		Total
Pretax income	$8,980,503		$(1,955,925)		$7,024,578

Expected income tax expense (benefit)	1,122,563	12.5%	(665,015)	34.0%	457,548
Non-taxable income	(1,327,764)	12.5%	-		(1,327,764)
Change in derivative liability			261,904	34.0%	261,904
Change in valuation allowance	205,201	12.5%	403,111	34.0%	608,312
	$-		$-		$-

For the year-ended December 31, 2009	PRC	USA		Total
Pretax income	$8,386,454	$(5,362,120)		$3,024,335

Expected income tax expense (benefit)	-	(1,823,121)	34.0%	(1,823,121)
Non-taxable income	-	-		-
Change in derivative liability		1,314,542	34.0%	1,314,542
Change in valuation allowance	-	508,579	34.0%	508,579
	$-	$-		$-

The Components of deferred income taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating losses	$1,545,405	$937,094
Less: valuation allowance	(1,545,405)	(937,094)
	$-	$-

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $18,624,694 as of December 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $24,548,459 as of December 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

No customers accounted for more than 10% of the total net revenue for the years ended December 31, 2010 and 2009.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Five vendors provided 76.9%, 10.8%, 5.6%, 6.2%and 0.5% of the goods to the Company during the year ended December 31, 2010. Accounts payable to these vendors amounted $0 as of December 31, 2010. Two vendors provided 52% and 27% of the goods to the Company during the year ended December 31, 2009. Accounts payable to these vendors amounted $0 on December 31, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

The future rent expense for these leases is as follows:

Year Ended December 31

2011	$95,960
2012	99,297
2013	101,756
2014	102,075
2015	97,666
Thereafter	500,801
$997,556

In 2009, the Company entered an agreement with an unrelated party to lease the land for the Company’s proposed distribution hub in Guangzhou Yuncheng wholesale market for an 18-year term.

The rent expenses for this lease is as follows:

Year ended December 31

2011	$1,068,421
2012	1,068,421
2013	1,068,421
2014	1,068,421
2015	1,068,421
Thereafter	13,444,297
$18,786,402

In 2010, the Company entered an agreement with an unrelated party to lease the land for the Company’s cold storage in Guangzhou Yuncheng wholesale market for an 20-year term.

The rent expenses for this lease is as follows:

Year ended December 31

2011	$471,252
2012	471,252
2013	471,252
2014	471,252
2015	471,252
Thereafter	6,833,152
$9,189,411

12. SUBSEQUENTS EVENTS

On January 15, 2011, the Company sold a total of 13,000,000 shares of common stock to a number of investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to certain common stock purchase agreements dated as of January 15, 2011. In connection with the sales of common stock, the Company paid or is to pay commissions of $182,000 to Jirong Wu and $52,000 to Hickey Freihofner Capital.

On January 12, 2011, one investor in the August 7, 2009 financing (see Note 8) converted 150,000 shares of convertible preferred stock into 1,704,000 shares of Common Stock.

On January 31, 2011, the Company entered into an agreement with three persons (the “contractors”), who constructed a 25,528 square meter (approximately 275,000 square foot) building for the Company to provide the Company additional space at its distribution hub.  Pursuant to the agreement, the Company agreed to issue common stock, valued at $0.21 per share, in full payment of the verified costs incurred by the contractors to construct the building.  The Company issued 40,015,084 shares of common stock pursuant to the agreement.  The cost of the building was RMB 55,708,800, or $8,403,168 based on a current exchange ratio. None of the contractors has any relationship with the Company or its officers or directors.

On March 3, 2011, the Company issued 1,000,000 shares to executives and directors pursuant to agreements and authorizations described in Note 8(a).

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

The Company’s management has determined that as a result of such accounting matters, its reported net income applicable to common shareholders was overstated by $2,935,083for the year ended December 31, 2009.

Set forth below is a comparative presentation of the consolidated balance sheet and consolidated statements of income as of and for the year ended December 31, 2009 as restated and as initially reported in the Company’s annual report on Form 10- K and as restated.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the year ended December 31, 2009

	Year ended December 31, 2009
	As Reported	As Restated
INCOME STATEMENT:
General and administrative expenses	2,249,364	2,216,416
Total operating expenses	4,830,694	4,797,746
Operating income	6,906,454	6,939,402

Other income/(expense):
Loss on debt extinguishment		(139,289)
Other income (expense), net	154,404)	154,404
Interest expense	(353,973)	(63,882
Beneficial conversion feature expense	(153,425)	-
Change in derivative liability		(3,866,300)
Total other income/(expense)	(352,994)	(3,915,068

Net income	6,553,460	3,024,334
Deemed preferred dividend	(1,244,043)	(650,000)
Net income applicable to common shareholders	5,309,417	2,374,334

Comprehensive income:
Net income	6,553,460	3,024,334
Other comprehensive loss:
Foreign currency translation gain/(loss)	(313,469)	(313,469)
Comprehensive income (loss)	$4,995,948	2,710,865

Net income (loss) per share:

Basic	$0.07	$0.03

Diluted	$0.06	$0.02

Weighted average number of shares outstanding Basic	89,772,302	89,772,302
Diluted	117,579,469	117,579,469

As of December 31, 2009

	As Reported	As Restated
	12/31/2009	12/31/2009
BALANCE SHEET:
Derivative liability		$5,206,567

Preferred stock	$1,650	650

Additional Paid-in Capital	10,119,540	7,736,406

Retained earnings	$14,772,550	$11,950,117

Statement of stockholders’ equity (restated) for the year ended December 31, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2008 (Restated)	–	–	81,648,554	81,649	4,919,351	1,075,973	9,575,783	15,652,756
Recapitalization due to reverse acquisition	–	–	5,832,039	5,832	(5,832)	–	–	–
Issuance of preferred stock	1,650,000.00	650	–	–	554,350	–	–	555,000
Issuance of common stock	–	–	17,462,744	17,463	1,618,537	–	–	1,636,000
Foreign currency translation gain	–	–	–	–	–	(313,469)	–	(313,469)
Deemed dividend for preferred stock			–	–	650,000	–	(650,000)	–
Net income for the year ended December 31, 2009	–	–	–	–	–	–	3,024,334	3,024,334

Balance as of December 31, 2009 (Restated)	1,650,000	$650	104,943,338	$104,944	$7,736,406	$762,504	$11,950,117	$20,554,621

Statement of cash flow

	2009 As Reported	2009 As Restated
Cash flows from operating activities
Net income	$6,553,460	$3,024,334
Adjustments to reconcile net income to net cash provided by operating activities
Warrant expense	290,091	-
Beneficial conversion feature	153,425	-
Loss on debt extinguishment	-	139,289
Change in derivative liability	-	3,866,300
Debt discount (part of interest expense)	-	(32,948)