Form 10-Q
period 2011-03-31
Sino Green Land Corp
filed 2011-05-13
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☐

The number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	213,512,924

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	2

	Consolidated Unaudited Balance Sheets as of March 31, 2011 and December 31, 2010	2

	Unaudited Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	3

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

	Notes to Unaudited Consolidated Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	29
ITEM 4.	CONTROLS AND PROCEDURES	29

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS.	30

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS UNAUDITED

	MARCH 31, 2011	DECEMBER 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$958,120	$925,329
Accounts receivable, net	244,907	261,403
Inventories	53,967	8,684
Advances-current portion	772,711	-
Other current assets	221,240	114,026
Total Current Assets	2,250,945	1,309,442

Property and Equipment, net	6,237,122	6,238,784

Intangible Assets, net	19,291,249	9,515,732

Deposit	491,012	487,916

Advances	8,678,165	4,816,467

Long-term Prepayments	21,829,564	21,955,769
Total Assets	$58,778,057	$44,324,110

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,116,826	$2,719,724
Advances from customers	-	15,125
Due to related parties	18,065	120,840
Shares to be issued as stock compensation	486,217	384,817
Shares to be issued	70,000	70,000
Derivative liability	431,785	908,142
Total Current Liabilities	4,122,894	4,218,648

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,259,858 and 1,409,858 shares outstanding on March 31, 2011 and December 31, 2010, respectively	1,260	1,410
Common stock, $0.001 par value, 780,000,000 shares authorized, 213,512,924 and 157,793,840 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	213,513	157,794
Additional paid in capital	31,963,310	19,438,509
Other comprehensive income	2,163,558	1,883,058

Retained earnings	20,313,523	18,624,692
Total shareholders' equity	54,655,164	40,105,462

Total Liabilities and Stockholders' Equity	$58,778,057	$44,324,110

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010 Restated
Sales	$41,233,897	$33,555,804

Cost of goods sold	36,795,972	29,919,804

Gross profit	4,437,925	3,636,000

Operating expenses
Selling expenses	1,026,857	792,180
General and administrative expenses	1,612,206	442,737
Salary and Wages	263,955	208,396
Stock Compensation	312,000	3,625
Total operating expenses	3,215,018	1,446,938

Operating income	1,222,907	2,189,061

Other income(expense)
Interest income (expense)	396	1,606
Change in derivative liability	476,356	(2,272,481)
Others, net	(10,828)	(2,370)
Total other income (expense)	465,924	(2,273,245)

Net income	1,688,831	(84,183)
Deemed preferred stock dividend	-	(350,000)
Net income applicable to common stockholders	1,688,831	(434,183)

Comprehensive income:
Net income	1,688,831	(84,183)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	280,500	(3,729)

Comprehensive income	$1,969,331	$(87,912)

Net income per share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Weighted average number of shares outstanding
Basic	196,336,084	109,193,511
Diluted	216,845,606	144,961,005

The accompanying notes are integral part of these unaudited consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	MARCH 31,
	2011	2010 Restated
Cash flows from operating activities
Net income	$1,688,831	$(84,183)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	29,781	20,638
Amortization	554,206	222,312
Change in derivative liability	(476,356)	2,272,481
Stock compensation	312,000	3,613
Decrease / (Increase) in current assets
Accounts receivable	18,155	(85,861)
Other receivable	(44,650)
Inventories	(45,227)	9,935
Other current assets	(769,615)	706,326
Deposit	(3,096)
Advances	-	(1,273,256)
Long-term prepaid expense	10,498	(3,291,384)
Increase (decrease) in current liabilities
Accounts payable and accrued expense	(574,537)	(43,310)
Advances from customer	(15,220)
Tax payables	63,915	690
Other payables	892,896	155,729
Net cash used in operating activities	1,641,578	(1,386,270)
Cash flows from investing activities
Acquisition of property and equipment	10,272	(1,520)
Acquisition of intangible assets	(3,831,128)
Net cash used in investing activities	(3,820,856)	(1,520)
Cash flows from financing activities
Proceeds from sale of preferred stock, warrants and options, net of offering costs		350,000
Proceeds from sale of common stock and warrants, net of offering cost	2,366,000	780,040
Proceeds from loan from related parties	(175,451)	(14,180)
Net cash provided by financing activities	2,190,549	1,115,860

Effect of exchange rate change on cash and cash equivalents	21,519	100,071

Net (decrease) increase in cash and cash equivalents	32,791	(171,860)

Cash and cash equivalents, beginning balance	925,329	1,987,616
Cash and cash equivalents, ending balance	$958,120	$1,815,756
Supplement disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature		$350,000
Conversion of preferred stock into common stock	$150,000	$44,015
Common stock issued for advance payment of building	$10,003,771

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

The Company is the sole stockholder of Organic Region, a British Virgin Islands corporation which was incorporated on January 30, 2003. Organic Region is the sole stockholders of five limited liability companies organized under the laws of the People’s Republic of China, each of which is a wholly foreign-owned entity, known as a WFOE: Zhuhai Organic, Guangzhou Organic, Fuji Sunrise, Southern International, HK Organic, and Guangzhou Metro Green Trading Ltd. Guangzhou Metro Green Trading Ltd, wholly owned by Southern International, was formed on March 31, 2010 and is engaged in the wholesale distribution, marketing and sales of grocery products in China.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2011 and December 31, 2010, the Company had accounts receivable, of $244,907 and $261,403, net of allowance for bad debts in the amount of $9,620 and $9,559, respectively.

Other current assets

Other current assets as of March 31, 2011 and December 31, 2010 were valued at $221,240 and $114,026 respectively. The other current assets mainly comprise of advances to employees and a deposit to an unrelated party in the PRC.

Advances

As of March 31, 2011, advances of the Company amounted to $9,450,876, of which $131,074 represents advance payment to an unrelated party for Guangzhou Metro Green’s farm reconstruction, $772,711 represents advance payment to two unrelated parties for sales and marketing and advertisement, and 40,015,084 shares of the Company’s common stock represents advance payments to several unrelated parties for the interior construction and equipment of the building for the Company’s proposed distribution hub (MetroGreen). See Note 4.
As of December 31, 2010, advances of the Company amounted to $4,816,467, of which $112,929 represents advance payment to an unrelated party for Guangzhou Metro Green’s farm reconstruction and $4,703,538 represents advance payments to several unrelated parties for the decoration and equipment of the building for the Company’s proposed distribution hub (MetroGreen).

Deposit

As of March 31, 2011 and December 31, 2010, the Company had lease deposits in the amounts of $491,012 and $487,916, respectively, of which $380,512 and $378,112 were the deposit related to the lease for the Company’s distribution warehouse (MetroGreen) and as of March 31, 2011 and December 31, respectively. $110,500 and $109,804 was the deposit related to the lease of a cold storage facility as of March 31, 2011 and December 31, respectively. The deposits were paid to unrelated parties and are refundable after the expiration of the term of the lease.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. Management compares the cost of inventories with market value and an allowance is provided to reduce the value of inventories to their net market value. Inventories consisted of produce in the amount of $53,967 and $8,684 as of March 31, 2011 and December 31, 2010, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimate of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended March 31, 2011 and December 31, 2010.

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

Interest income (expense)

The following table sets forth interest income and expense for the three months ended March 31, 2011 and 2010.

	Three months period Ended March 31,
	2011	2010
Interest income	$396	$1,606
Interest expense	0	0
Interest income (expense) net	$396	$1,606

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

	Three months period Ended March 31,
	2011	2010
		(Restated)
Net Income available to common shareholders	$1,688,831	$(84,183)
Add : Deemed Preferred Stock Dividend	-	(350,000)
Net income available to common shareholders plus assumed conversions	$1,688,831	$(434,183)

Weighted average shares of common stock outstanding	196,336,084	109,193,511
Diluted effect of warrants, options, and preferred stock	20,509,522	35,767,494
Weighted average shares of common stock – diluted	216,845,606	144,961,005

Earnings per share – basic	$0.01	$0.00
Earnings per share – diluted	$0.01	$0.00

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, and are reflected as 2,768,365 shares in the number of diluted shares for the three months ended March 31, 2011.

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

The preferred stock had a dilutive effect of 14,311,987 shares and 22,220,160 shares for the three months period ended March 31, 2011 and 2010. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 3,429,171 shares and 4,405,503 shares respectively for the three months period ended March 31, 2011 and 2010, respectively. The preferred stock option had no dilutive effect, for the outstanding options to purchase 350,000 shares of Series A Preferred Stock at an exercise price of $1.00 per share of Series A Preferred Stock were exercised on January 5, 2010.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

 Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity, net income, or net earnings per share.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Building	$6,131,163	$5,535,558
Manufacturing machinery	372,161	420,935
Office equipment	96,075	110,199
Motor vehicle	18,265	18,149
Software	5,555	5,521
Leasehold Improvement	192,104	693,630
Total	6,815,323	6,778,471

Less: Accumulated Depreciation	(578,201)	(545,208)
Property and Equipment, net	$6,237,122	$6,238,784

 Depreciation expense for the three months period ended March 31, 2011 and 2010 were $29,781 and $20,638, respectively.

4. INTANGIBLE ASSETS

As of March 31, 2011, the construction of the buildings for the Company’s proposed distribution center was completed. The two buildings are leased from an unrelated party for an 18-year and 17-year and 4-month lease terms, respectively, commencing upon completion of the building. Intangible assets represent payments made by the Company to the holder of the land use rights for the construction of the buildings in accordance with the terms of the lease.

The details of intangible assets are listed below as of March 31, 2011 and December 31, 2010:

	March 31,	December
	2011	31, 2010
Intangible assets –cost	$19,628,019	$9,563,549
Accumulated amortization	(336,770)	(47,817)
Net	$19,291,249	$9,515,732

The amortization expense was $288,649 and $0 for the three months period ended March 31, 2011 and 2010.

5. DUE TO RELATED PARTIES

Amounts due to related parties amounted to $18,065 and $120,840 as of March 31, 2011 and December 31, 2010, respectively. The Company has a balance due to one shareholder and former chief executive officer and chairman of the Company amounting to $83,486 as of December 31, 2010. The Company has a balance due to one shareholder and chief executive officer of the Company amounting to $18,065 and $37,354 as of March 31, 2011and December 31, 2010. The amounts due are interest free, unsecured and due on demand.

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

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the life of the land leases. As of March 31, 2011 and December 31, 2010, the Company has long-term prepayments (net) in the amount of $21,829,564 and $21,955,769, respectively.

The details of long-term prepayments are listed below as of March 31, 2011 and December 31, 2010:

	March 31,	December
	2011	31, 2010
Long-term prepayment –cost	$25,274,569	$25,115,165
Accumulated amortization	(3,445,005)	(3,159,396)
Net	$21,829,564	$21,955,769

Amortization expenses for the three months period ended March 31, 2011 and 2010 were $265,253 and $222,312.

Amortization expenses after March 31, 2011 are approximately as follows:

Remainder of 2011	$796,670
2012	1,062,227
2013	1,062,227
2014	1,047,006
2015	1,001,345
Thereafter	16,860,090
Total	$21,829,564

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Accounts payable	$331,508	$336,687
Accrued payroll	35,501	203,466
Accrued expenses	181,681	576,187
Other payable	2,568,136	1,603,383
Total	$3,116,826	$2,719,724

8. EQUITY TRANSACTIONS

Issuance of Shares as Compensation

Pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter. As of March 31, 2011, the Company had issued 50,000 shares and had accrued the value of 12,500 shares, reflecting the shares that were due to such director, but had not been issued, as of March 31, 2011. For the three months period ended March 31, 2010, $3,625 was recorded as an expense for the 12,500 shares payable to the director for that period.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, the Company is to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. As of March 31, 2011, the Company had issued 100,000 shares and had accrued the value of 50,000 shares, reflecting the shares that were due to such directors, but had not been issued. For the three months period ended March 31, 2011, $13,000 was recorded as an expense for 50,000 shares to be issued to the directors.

On November 5, 2010, the Company entered into an employment agreement with the chief financial officer. Pursuant to the agreement, the chief financial officer is to receive 500,000 shares of common stock, which vest in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that the chief financial officer is employed by the Company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately. As of March 31, 2011, the Company had issued 250,000 shares to the chief financial officer. For the three months period ended March 31, 2011, $26,250 was recorded as an expense for 125,000 shares issued to the chief financial officer.

On November 18, 2010, the Company entered into an employment agreement with the corporate secretary, who is not an executive officer.  Pursuant to the agreement, the corporate secretary is to receive 250,000 shares of common stock, which vest in quarterly installments of 62,500 shares on each of December 1, 2010, February 1, 2011, May 1, 2011, and August 1, 2011, provided that he is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately. As of March 31, 2011, the Company had issued 125,000 shares to the corporate secretary. For the three months period ended March 31, 2011, $15,625 was recorded as an expense for 62,500 shares issued.

On June 21, 2010, the Company authorized the issuance of an aggregate of 7,195,000 shares of its common stock to employees and advisors for services. All the shares that were issued had vested as of March 31, 2011.  The 5,000,000 shares issuable to three senior executives were issuable in four quarterly installments provided, that in the event of the death of a senior executive or certain other terminations of employment, the unvested shares are immediately issuable.  As of March 31, 2011, 7,195,000 shares were issuable, of which 4,945,000 shares had been issued. For the three months period ended March 31, 2011, $253,500 was recorded as an expense for 1,250,000 shares vested to the three senior executives.

The total stock compensation expense for the three months period ended March 31, 2011 was $312,000,

Issuance of Shares pursuant to Financing Agreement

On January 15, 2011, the Company sold a total of 13,000,000 shares of common stock to a number of investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to certain common stock purchase agreements dated as of January 15, 2011. In connection with the sales of common stock, the Company paid commissions of $234,000.

On January 12, 2011, one investor in the August 7, 2009 financing converted 150,000 shares of convertible preferred stock into 1,704,000 shares of Common Stock.

On January 31, 2011, the Company entered into an agreement with three persons (the “contractors”), who constructed a 25,528 square meter (approximately 275,000 square foot) building for the Company to provide the Company additional space at its distribution hub.  Pursuant to the agreement, the Company agreed to issue common stock, valued at $0.25 per share, in full payment of the verified costs incurred by the contractors to construct the building.  The Company issued 40,015,084 shares of common stock pursuant to the agreement.  The cost of the building was RMB 66,320,000, or $10,003,771 based on a current exchange ratio. None of the contractors has any relationship with the Company or its officers or directors.

On March 3, 2011, the Company issued 1,000,000 shares to executives and directors pursuant to agreements and authorizations described above.

 Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2010	25,115,090	25,115,090	$0.16	3.73
Granted
Repurchased and cancelled
Exercised
Outstanding, March 31, 2011	25,115,090	25,115,090	$0.18	3.49

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	3/31/2011

Liabilities:
Derivative instruments – Warrants	$—	$431,785	$—	$431,785
Total	$—	$431,785	$—	$431,785

 The fair value of warrants associated with the April 2008 debt issuance (Organic Region Warrants) that are reported as a liability was developed using the Black Scholes model using the following significant assumptions:

	Organic Region Warrants
	March 31,	December 31,
	2011	2010
Market price of common stock:	$0.15	$0.25
Exercise price:	$0.098	$0.098
Expected term (years):	3.36	3.6
Dividend yield:	–	–
Expected volatility:	61.51%	65.22%
Risk-free interest rate:	1.50%	1.50%

As of March 31, 2011, none of these warrants has been exercised.

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

Guangzhou Greenland, which had net income from operations for the three months period ended March 31, 2011 and 2010, is exempt from income tax in accordance with PRC tax regulations as these operations are that of a variable interest entity of a self-employed individual operating in the agriculture products industry. The remaining subsidiaries subject to PRC income taxes generated an aggregate net loss for the three months period ended March 31, 2011. Accordingly, the Company has no provision for income taxes for the three months period ended March 31, 2011. The Company has net operating losses available to offset future taxable income for PRC entities of $2,590,476as of March 31, 2011.

The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided for a full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

United States

Sino Green Land, Inc. is incorporated in Nevada, United States and currently generates no revenue. The Company has net operating losses available to offset future taxable income for Sino Green Land, Inc. of $5,432,734 as of March 31, 2011.

The Company believes that it is more likely than not that these net accumulated operating losses generated in these entities will not be utilized in the future. Therefore, the Company has provided for a full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

Consolidated pre-tax income (loss) consists of the following:

	Three months ended March 31,
	2011	2010
U.S. operations	$(550,578)	$(2,584,660)
Foreign operations	2,239,409	2,500,477
	$1,688,831	$(84,183)

The Components of the provision for income taxes for the three months period ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Current:
Federal	$-	$-
Foreign	-	-
Deferred:
Federal	(349,158)	(106,141)
Foreign	(118,608)	(2,152)
Change in valuation allowance	467,766	108,293
	$-	$-

The following tables reconcile the U.S. statutory rates to the Company’s effective tax rate as of March 31, 2011 and 2010:

For the three months-ended March 31, 2011	PRC		USA		Total
Pretax income	$2,239,409		$(550,578)		$1,688,831

Expected income tax expense (benefit)	279,926	12.5%	(187,197)	34.0%	92,730
Non-taxable income	(398,534)	12.5%	-		(398,534)
Change in derivative liability			(161,961)	34.0%	(161,961)
Change in valuation allowance	118,608	12.5%	349,158	34.0%	476,766
	$-		$-		$-

For the three months -ended March 31, 2010	PRC		USA		Total
Pretax income	$2,500,477		$(2,584,660)		$(84,183)

Expected income tax expense (benefit)	312,560	12.5%	(878,784)	34.0%	(566,225)
Non-taxable income	(314,711)	12.5%	-		(314,711)
Change in derivative liability			772,643	34.0%	772,643
Change in valuation allowance	2,152	12.5%	106,141	34.0%	108,293
	$-		$-		$-

The Components of deferred income taxes as of March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Total Deferred Tax Assets	$2,170,939	$679,347
Less: valuation allowance	(2,170,939)	(679,347)
Net Deferred Tax Asset	$-	$-

The Company has cumulative undistributed earnings of approximately $20,313,523 as of March 31, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Almost all of the Company’s products are sold at the Guangdong Yun Cheng Wholesale Market and the Beijing XinFadi Agricultural Products Wholesale Market, two major markets for the sale of agricultural products in their respective areas where the Company leases space to sell its produce.

No customers accounted for more than 10% of the total net revenue for the three months period ended March 31, 2011 and 2010.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

One supplier accounted for 10% or more of the Company purchases during the three months ended March 31, 2011 and 2010.  This supplier accounted for 82.5% of purchases in the 2011 quarter and 81.4% of purchases in the 2010 quarter.  Accounts payable to these vendors amounted $0 on March 31, 2011.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENT

Operating Leases

The Company leases various office facilities under operating leases that terminate on various dates.

In 2009, the Company entered an agreement with an unrelated party to lease the land for the Company’s proposed first building in the distribution hub in Guangzhou Yuncheng wholesale market for an 18-year term.

 In 2010, the Company entered an agreement with an unrelated party to lease the land for the Company’s cold storage in Guangzhou Yuncheng wholesale market for a 20-year term.

In 2011, the Company entered an agreement with an unrelated party to lease the land for the Company’s proposed second building in the distribution hub in Guangzhou Yuncheng wholesale market for a 17-year and 4-month term.

The rent expenses after March 31, 2011 are as follows:

Remainder of 2011	$1,895,733
2012	2,531,077
2013	2,533,607
2014	2,533,935
2015	2,529,399
Thereafter	31,797,119
Total	$43,820,870

12. SUBSEQUENTS EVENTS

On May 13, 2011, the Company’s board of directors approved the issuance of 4,692,326 shares of common stock to be issued for services, valued at approximately $1,173,000, rendered and to be rendered in connection with interior construction work relating to the configuration of raw space in the Company’s new building for its distribution hub into units for the sale of different products and related plumbing services.

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

The Company’s management has determined that as a result of such accounting matters, its reported net income applicable to common shareholders was overstated by $2,935,083 for the year ended December 31, 2009.

Set forth below is a comparative presentation of the consolidated balance sheet and consolidated statements of income as of and for the three months period ended March 31, 2010 as restated and as initially reported in the Company’s annual report on Form 10- Q and as restated.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES

For the three months ended March 31, 2010

	Three months ended March 31, 2010
	As Reported	As Restated
INCOME STATEMENT:
General and administrative expenses	654,758	654,758
Total operating expenses	1,446,938	1,446,938
Operating income	2,189,061	2,189,061

Other income/(expense):
Loss on debt extinguishment
Other income (expense), net	(2,370)	(2,370)
Interest expense	1,606	1,606
Beneficial conversion feature expense		-
Change in derivative liability		(2,272,481)
Total other income/(expense)	(765)	(2,273,245)

Net income	2,188,297	(84,183)
Deemed preferred dividend	(644,318)	(350,000)
Net income applicable to common shareholders	1,543,978	(434,183)

Comprehensive income:
Net income	1,543,978	(84,183)
Other comprehensive loss:
Foreign currency translation gain/(loss)	(3,729)	(3,729)
Comprehensive income (loss)	$1,540,249	(87,912)

Net income (loss) per share:

Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average number of shares outstanding Basic	109,193,511	109,193,511
Diluted	144,961,005	144,961,005

As of March 31, 2010

	As Reported	As Restated
	3/31/2010	3/31/2010
BALANCE SHEET:
Derivative liability		$7,479,048

Additional Paid-in Capital	11,540,555	8,763,103

Retained earnings	$16,316,527	$11,515,931

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this quarterly report. The following discussion includes forward-looking statements.

Statements in this quarterly report include “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010, which includes restated financial statements for the years ended December 31, 2009. In addition, such statements could be affected by risks and uncertainties related to the effects of our restatement of our financial statements, weather and natural disasters, our ability to conduct business in the PRC, product demand, including the demand for fruit and vegetable products, our ability to develop and maintain good relations with local cooperative suppliers, our ability to raise any financing which we may require for our operations, including financing for our green produce hub, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2011. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of March 31, 2011, we had paid a total of $25.3 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our up-front lease payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

We are in the process of completing our new hub for the sale of green foods in the Guangdong wholesale market. The exterior construction on two buildings, with approximately 600,000 square feet of space, has been completed and we need to construct and equip the interior. We also completed the construction on a cold storage facility to be used for apple storage.  As of March 31, 2011, we had paid approximately $16.6 million in connection with the construction of this hub from cash generated by our operations and from the sale of our equity securities, we issued 40,015,084 shares of common stock as payment for the construction of one of the buildings for our proposed distribution hub which had a cost of approximately $10.0 million.  We anticipate that we will be able to complete the construction of the hub and begin the operations of our new green foods product line in late 2011. We anticipate that the total investment to launch this business will be $32.4 million, which includes construction costs of approximately $27.4 million, with approximately $3 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. In the three months ended March 31, 2011, we did not lease any additional land from the farming cooperative groups.  In the same period of 2010, we expended an additional $3.3 million to purchase an additional lease. If we are to expand our business, we will need to continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

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

We generally experience higher sales in the second half of the year. Sales in second half of 2010 accounted for approximately 56% of our revenue for 2010. If sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

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

Results of Operations

The following table sets forth information relating to our products for the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Three Months Ended	Fuji Apples	$35,067	85.0%	$31,365	$3,702
March 31, 2011	Emperor Bananas	3,412	8.3%	3,004	408
	Tangerine Oranges	2,674	6.5%	2,369	305
	Vegetables	81	0.2%	58	23
	Total	$41,234		$36,796	$4,438

Year Ended December 31, 2010	Fuji Apples	$115,995	82.8%	$103,733	$12,262
	Emperor Bananas	13,402	9.6%	11,697	1,705
	Tangerine Oranges	6,301	4.5%	5,556	745
	Jiangxi Naval Oranges*	3,815	2.7%	3,556	259
	Vegetables	547	0.4%	423	124
	Total	$140,060		$124,965	$15,095

Year Ended December 31, 2009	Fuji Apples	$92,027	85.2%	$82,258	9,769
	Emperor Bananas	9,872	9.1%	8,618	1,255
	Tangerine Oranges	5,575	5.2%	4,937	638
	Vegetables	572	0.5%	496	76
	Total	$108,045		$96,308	$11,737
* During the fourth quarter of 2010, we purchased and sold Jangxi naval oranges as a test market. We purchased these oranges from third party farmers. Because of the low margin generated by these sales, we do not anticipate selling these oranges on a regular basis.

Three Months Ended March 30, 2011 and March 31, 2010

The following table sets forth the key components of our results of operations for the three months ended March 31, 2011 and 2010, in thousands of U.S. dollars and as a percentage of sales:

					Change from Three
	Three Months Ended March 31,				Months Ended Mar 31,
	2011		2010		2011 to Mar 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$41,234	100.0%	$33,556	100.0%	$7,678	22.9%
Cost of sales	36,796	89.2%	29,920	89.2%	6,876	23.0%
Gross profit	4,438	10.8%	3,636	10.8%	802	22.1%
Operating expenses:
Selling expenses	1,027	2.5%	792	2.4%	235	29.6%
General and administrative expense	1,612	3.9%	443	1.3%	1,169	264.1%
Salary and wages	264	0.6%	208	0.6%	56	26.7%
Stock compensation	312	0.8%	4	0.0%	308	8,506.9%
Total operating expenses	3,215	7.8%	1,447	4.3%	1,768	122.2%
Income from operations	1,222	3.0%	2,189	6.5%	(966)	(44.1)%
Other income (expenses)
Interest (expense) income, net	0	0.0%	2	0.0%	(1)	(75.3)%
Change in derivative liability	476	1.2%	(2,272)	(6.8)%	2,749	(121.0)%
Other, net	(11)	(0.0)%	(2)	(0.0)%	(8)	356.9%
Total other income (expense)	466	1.1%	(2,273)	(6.8)%	2,739	(120.5)%
Net income1	1,689	4.1%	(84)	(0.3)%	1,773	(2,106.1)%
Deemed preferred stock dividend	-		(350)	(1.0)%	350	(100)%
Net income available to common shareholders	1,689	4.1%	(434)	(1.3)%	2,123	(489.0)%
Comprehensive income:
Net income1	1,689	4.1%	(84)	(0.3)%	1,773	(2,106.1)%
Foreign currency translation gain (loss)	280	0.7%	(4)	(0.0)%	284	(7,622.1)%
Comprehensive income	1,969	4.8%	(88)	(0.3)%	2,057	(2,340.1)%

1
Pursuant to the tax laws of the PRC, no income tax was due with respect to the three months ended March 31, 2011 or 2010.  If income tax were payable at the statutory rate, the net income available to common shareholders would have been $0.9 million for the three months ended March 31, 2011 and ($1.1) million for the three months ended March 31, 2010.

2	The percentages were not included since they do not provide meaningful information.

Sales. Sales increased approximately $7.7 million, or 22.9%, to approximately $41.2 million in the three months ended March 31, 2011 from approximately $33.6 million in the three months ended March 31, 2010.  Sales of our Fuji apples increased 24.2% in the three months ended March31, 2011 as compared to the three months ended March 31, 2010 despite the volume decrease of Fuji apples in the 2011 period.  Our sales volume decreased by an aggregate of 1,636 tons in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Lower apple volume in the 2011 periods was driven by the lower crop as a result of 2010 freeze weather in the Shannxi apple plantations.  However, the higher apple sales price was more than offset the volume decline in 2011.  Sales of our emperor bananas decreased by 0.6% in the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 as a result of the lower sales price of the emperor bananas.

Cost of Sales. Our cost of sales is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights, Our cost of sales increased approximately $6.9 million, or 23.0%, to approximately $36.8 million in the three months ended March 31, 2011 from approximately $29.9 million in the three months ended March 31, 2010, reflecting increase of purchase price of Fuji apples during the first quarter of 2011.  The increase is the cost of Fuji apples paralleled the increase in the selling price of the apples.

Gross Profit and Gross Margin. Our gross profit increased 22.1%, from $3.6 million in the quarter ended March 31, 2010 to $4.4 million for the quarter ended March 31, 2011. Our gross margin stayed the same at 10.8% in the three months ended March 31, 2010 compared to the same period last year.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expenses. These expenses increased approximately $0.2 million, or 29.6%. As a percentage of sales, selling expenses increased to 2.5% in the three months ended March 31, 2011 from 2.4% in the three months ended March 31, 2010.

General and Administrative Expenses. Our general and administrative expenses are comprised of travel expense, office expense, product development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company. These expenses increased by approximately $1.2 million, or 264.1%, to approximately $1.6 million in the three months ended March 31, 2011 from approximately $0.4 million in the three months ended March 31, 2010. As a percentage of sales, administrative expenses increased to 3.9% in the three months ended March 31, 2011 as compared to 1.3% in the three months ended March 31, 2010 due to increases in rent expenses for the land used for the construction of the Metro Green buildings and cold storage facilities and the amortization costs for the leasehold improvements.

Salary and Wages. Our salary and wages expenses increased by approximately $55,559, or 26.7%, to approximately $0.26 million in the three months ended March 31, 2011 from approximately $0.21 million in the three months ended March 31, 2010. As a percentage of sales, salary and wages expenses stayed at 0.6% in the three months ended March 31, 2011 as compared to the same period in 2010.

Stock Compensation. Stock compensation represents the shares of common stock issued to employees and consultants. We incurred $312,000 stock compensation for the three months ended March 31, 2011 compared to $3,625 stock compensation for the three months ended March 31, 2010 represents the fair value of the shares that were issued or became issuable in the quarter.

Interest Expense.  Interest income was $396 in the three months ended March 31, 2011 compared $1,606 in the same period of 2010.

Change in derivative liability.   Change in derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $476,356 in the three months ended March 31, 2011 period compared to expense of $2,272,481 for the comparable period of 2010.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.16 per share at March 31, 2011 and $0.35 per share at March 31, 2010. In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation. Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid off in 2009, the warrants remain outstanding.

Tax. Since our operating subsidiaries benefited from a tax exemption for agriculture products for 2011 and 2010, we did not incur any income tax liability in 2011 or 2010. Almost all of our income is generated by a variable interest entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with ours pursuant to FIN 46R. If the tax exemption were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $0.8 million and $0.6 million for the first quarter of 2011 and 2010, and the net effect on earnings per share would have been $0.00 per share (basic and diluted) for the three months ended March 31, 2011, $0.01 per share (basic) and $0.00 per share (diluted) for the three months ended March 31, 2010.

Deemed Preferred Stock Dividend. As a result of the terms of the series A preferred stock that we issued in the first quarter of 2010 period, we generated a $350,000 deemed preferred stock dividend, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  We did not have any comparable item in the first quarter of 2011.

Net Income Available to Common Shareholders. As a result of the deemed preferred stock dividend, our net income applicable to common stockholders was $1.7 million, or $0.01 per share (basic and diluted) for the March 2011 period, as compared with a loss of $0.4 million, or ($0.00) per share (basic and diluted) for the same period of 2010.

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficiency of approximately $1.9 million, as compared with a working capital deficiency of approximately $2.9 million at December 31, 2010.  Our working capital reflects higher accounts payable and accrued expenses in 2011.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2010 to March 31, 2011
	March 31, 2011	December 31, 2010	Change	Percent Change
Current Assets:
Cash and cash equivalents	$958	$925	$33	3.5%
Accounts receivable, net	245	261	(16)	(6.3)%
Inventories	54	9	45	521.5%
Advances – current portion	773		773	NM
Other current assets	221	114	107	94.0%
Total current assets	2,251	1,309	942	71.9%
Current Liabilities:
Accounts payable and accrued expenses	3,117	2,720	397	14.6%
Advances from customers	-	15	(15)	(100)%
Due to related parties	18	121	(103)	(85.1)%
Shares to be issued as stock compensation	486	385	101	26.4%
Shares to be issued	70	70	-	0.0%
Derivative liability	432	908	(476)	(52.5)%
Total current liabilities	4,123	4,219	(96)	(2.3)%
Net working capital deficiency	(1,872)	(2,910)	1,037	(35.7)%

In the March 2011 period, we generated $1.6 million in our operations, as compared with cash flow used in operations of $1.4 million in the same period of 2010.  Our cash flow generated in operations for 2011 reflected improved other payables and zero cash expenditures for advances for our Metro Green distribution hub, which we are leasing from a non-affiliated party.  For 2011, cash used in operations included approximately $0.5 million change in derivative liability.  For 2010, the long-term lease obligation payments were $3.3 million.  Since these payments are reflected in our cash flow from operations for 2011 and 2010, our operations generated $1.6 million in 2011 and used $1.4 million in 2010.

Cash flow used in investing activities was approximately $3.8 million in 2011, as compared with cash flow used in investing activities for 2010 of $1,520.  The principal investing activity in 2011 was acquisition of intangible assets.  Cash funds used in investing activities was for additional property and equipment for 2010.   For 2011, our cash flow from financing activities was $2.2 million, compared with cash generated in financing activities of $1.1 million in 2010, reflecting $2.4 million net from the sale of common shares.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $2.6 million (gross) in the three months ended March 31, 2011.

On January 15, 2011, we sold a total of 13,000,000 shares of common stock to a number of eight investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to certain common stock purchase agreements dated as of January 15, 2011.

In connection with the sales of common stock, the Company paid $234,000 in commissions.

On January 31, 2011, we entered into an agreement with three contractors, who constructed a 25,528 square meter (approximately 275,000 square foot) building for the Company to provide the Company additional space at its distribution hub.  Pursuant to the agreement, the Company agreed to issue common stock, valued at $0.25 per share, in full payment of the verified costs incurred by the contractors to construct the building.  The Company agreed to issue 40,015,084 shares of common stock.  The cost of the building was RMB 66,320,000, or $10,003,771 based on a current exchange ratio. None of the contractors has any relationship with the Company or its officers or directors.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past.  These payments were approximately $0 in the 2010 and $3.3 million for 2010 and the funding for these leases was generated from our operations.

We anticipate that we will be able to complete the construction of the hub and begin the operations of our new green foods product line in late 2011. We anticipate that the total investment to launch this business will be $32.4 million, which includes construction costs of approximately $27.4 million, with approximately $3 million auxiliary facilities, such as refrigerated cold-storage trucking capabilities and air conditioning, and $2 million for initial inventory of new green foods products.  On an ongoing basis, we believe that we will need to maintain inventory in the range of $4 million.

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

Derivative Liability – The derivative liability represents the value of warrants to purchase common stock that were issued in connection with certain debt and warrants that were issued in 2008 and preferred stock and warrants that were sold in 2009. According to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, we accounted for the value of these warrants as derivative liabilities. The warrants are reported at fair value using the Black-Scholes model.  Changes in the value of the warrants are reflected in earnings for the period as a change in derivative liability.  The holders of the warrants that included the provisions which gave rise to the derivative liability waived those rights in September 2010.

New Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our management, under the direction of our chief executive officer and our chief financial officer, concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION

Date: May 13, 2011	By:	/s/ Xiong Luo
Xiong Luo, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Huasong Sheena Shen
Huasong Sheena Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)