Form 10-Q
period 2011-06-30
Sino Green Land Corp
filed 2011-08-15
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10–Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-53208

SINO GREEN LAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	54-0484915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite2711A, 27/F, Exchange Tower,
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
Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	245,550,504

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011 (Unaudited)	DECEMBER 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$765,045	$925,329
Accounts receivable, net	336,241	261,403
Inventories	65,410	8,684
Refundable deposits	680,000	-
Other current assets	78,922	114,026
Total Current Assets	1,925,618	1,309,442
		-
Property and equipment, net	6,269,577	6,238,784
Construction in progress	35,473,273	14,332,199
Long-term prepayments – land usage rights	23,468,337	21,955,769
Deposits	498,486	487,916
	65,709,673	43,014,668
Total Assets	$67,635,291	$44,324,110

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,647,797	$2,734,849
Shares to be issued	300,000	454,817
Derivative liability	324,114	908,142
Due to related party	168,828	120,840
Liability for stock price guarantee	1,476,949	-
Total Current Liabilities	4,917,688	4,218,648

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,259,858 and 1,409,858 shares outstanding on June 30, 2011 and December 31, 2010, respectively	1,260	1,410
Common stock, $0.001 par value, 780,000,000 shares authorized, 244,487,954 and 157,793,840 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	244,488	157,794
Additional paid in capital	37,612,501	19,438,509
Retain earnings	21,701,529	18,624,692
Accumulated other comprehensive income	3,157,825	1,883,057
Total shareholders' equity	62,717,603	40,105,462

Total Liabilities and Stockholders' Equity	$67,635,291	$44,324,110

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPERHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

Sales	$38,804,182	$29,771,125	$80,038,079	$63,326,928
Cost of goods sold	35,203,256	26,640,332	71,999,228	56,560,136
Gross profit	3,600,926	3,130,793	8,038,851	6,766,793

Operating expenses
Selling expenses	666,399	662,160	1,693,256	1,454,340
General and administrative expenses	1,653,107	1,151,042	3,841,268	1,805,800
Total operating expenses	2,319,506	1,813,202	5,534,524	3,260,140

Operating income	1,281,420	1,317,591	2,504,327	3,506,652

Other income(expense)
Interest income	248	337	644	1,943
Change in derivative liability	107,671	2,626,863	584,027	354,382
Other (expense)	(1,333)	(2,233)	(12,161)	(4,603)
Total other income (expense)	106,586	2,624,967	572,510	351,722
Income before income taxes	1,388,006	3,942,557	3,076,837	3,858,374
Income taxes	-	-	-	-
Net income	1,388,006	$3,942,557	$3,076,837	3,858,374
Deemed preferred stock dividend				(350,000)
Net income applicable to common shareholders	$1,388,006	3,942,557	3,076,837	$3,508,374

Comprehensive income:
Net income	1,388,006	3,942,557	3,076,837	3,858,374
Other comprehensive income
Foreign currency translation gain	994,267	188,973	1,274,767	185,244

Comprehensive income	$2,382,273	$4,131,531	$4,351,604	$4,043,618
Earnings per share
Basic	$0.01	$0.03	$0.02	$0.03
Diluted	$0.01	$0.03	$0.01	$0.03
Weighted average number of shares outstanding
Basic	215,566,521	118,295,318	200,388,595	113,769,558
Diluted	232,653,009	146,678,642	219,448,838	144,919,481

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Preferred	Stock	Common	Stock	Additional Paid in	Other Comprehensive	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income	earnings	equity
Balance as of January 1, 2011	1,409,858	$1,410	157,793,840	$157,794	$19,438,509	$1,883,058	$18,624,692	$40,105,463
Stock issued for construction services	-	-	70,990,114	70,990	16,775,178	–	–	16,846,168
Issuance of common stock in private placement			13,000,000	13,000	2,587,000			2,600,000
Offering costs					(234,000)			(234,000)
Stock compensation	-	-	1,000,000	1,000	524,317			525,317
Issuance of common stock on conversion of preferred stock	(150,000)	(150)	1,704,000	1,704	(1,554)	-	-	-
Adjustment for shares with security pricing guarantee					(1,476,949)			(1,476,949)
Foreign currency translation gain	–	–	–	–	–	1,274,767	-	1,274,767
Net income	–	–	–	–	–	–	3,076,837	3,076,837

Balance as of June 30, 2011	1,259,858	$1,260	244,487,954	$244,488	$37,612,501	$3,157,825	$21,701,529	$62,717,603

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
	SIX MONTHS ENDED JUNE 30,
	2011	2010
Cash flows from operating activities
Net income	$3,076,837	$3,858,374
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,306,643	551,687
Change in derivative liability	(584,027)	(354,382)
Allowance for doubtful accounts	9,660	-
Stock compensation	370,502	591,821
Change in current assets and liabilities:
Accounts receivable	(69,560)	(80,760)
Inventories	(55,921)	5,723
Refundable deposit	(680,000)	-
Other current assets	112,360	710,253
Accounts payable and accrued expenses	(98,252)	(224,336)
Advances from customers	(7,152)	(34,075)

Net cash provided by operating activities	3,381,090	5,024,305

Cash flows from investing activities
Purchase of property and equipment	(114,391)	(6,929)
Payment of construction costs	(4,291,301)	(4,019,243)
Payments for land usage rights	(1,558,926)	(3,292,005)
Net cash used in investing activities	(5,964,618)	(7,318,177)

Cash flows from financing activities
Proceeds from sale of common stock, net of offering cost	2,366,000	4,263,505
Increase in amounts owed to related party	47,179
Net cash provided by financing activities	2,413,179	4,263,505
		-
Effect of exchange rate change on cash and cash equivalents	10,065	97,575
		-
Net increase (decrease) in cash and cash equivalents	(160,284)	2,067,208

Cash and cash equivalents, beginning balance of period	925,329	1,987,616
Cash and cash equivalents, end of period	$765,045	$4,054,824
Supplemental disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature		350,000
Issuance of common stock for construction services	16,846,168	-

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 15, 2009, Sino Green Land Corporation (the “Company”) became a publicly traded company following the completion of a reverse merger and recapitalization transaction between Organic Region Group Limited (“Organic Region”), and its wholly owned subsidiaries and the Company, then known as Henry County Plywood Corporation, which was a public company with no operations.

Organic Region, which survived the merger as a wholly owned subsidiary of the Company, is the sole stockholder of the following limited liability companies organized under the laws of the People’s Republic of China (“PRC”), each of which is a wholly foreign-owned entity (“WFOE”): Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”), and Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Guangzhou Metro Green Trading Ltd (“Metro Green Trading”), a wholly owned subsidiary of Southern International, was formed on March 31, 2010 and is engaged in the wholesale distribution, marketing and sales of agricultural products in China.

The Company, through its Chinese operating subsidiaries and a related entity indirectly owned and 100% controlled as described below, is engaged in the wholesale distribution, marketing and sales of premium fruits in China.

The Company operates its business under an exclusive agreement with Xiong Luo, the Company’s Chief Executive Officer. The exclusive operating agreement between the Company and Mr. Luo does not have an expiration date and may be terminated 1) by either party in the event of a material breach of contract, bankruptcy, liquidation, dissolution, or in the event of the termination of Mr. Luo’s license or the approval of the license; or 2) by the Company with or without reason. Mr. Luo’s business license, which allows him to conduct the fruit trading business through the Company, expires on July 18, 2012.  The renewal procedure is routine and does not require the Company to demonstrate any further qualifications in order to obtain such renewal. Mr. Luo uses the business license that he owns to operate an agricultural trading business under the name of Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Pursuant to this agreement, Organic Region provides consulting services, including business operations, human resources and research and development services, to Mr. Luo with respect to Guangzhou Greenland, which enables Guangzhou Greenland to operate its agricultural trading business in China. In exchange for such services, Mr. Luo has agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland. The agreement also provides the Company with the sole ability to control Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Guangzhou Greenland and agreed to entrust all the rights to exercise voting power to any person appointed by the Company. Guangzhou Greenland is considered an entity indirectly owned and 100% controlled by contract. Accordingly, the Company’s financial statements include, and are consolidated with, the financial position and results of operations of Guangzhou Greenland. Substantially all of the Company’s revenue is derived from the business of Guangzhou Greenland.

2. LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2011, the Company had net income of $3,076,837 and cash flow from operations of $3,381,090. The Company had a working capital deficiency of $2,992,070 at June 30, 2011.  The Company has historically financed its operations principally from cash flows generating in operating activities, external financing raised in private placement transactions.

The Company has also undertaken a plan to diversify the business into the distribution of green, organic and premium imported food products, through the establishment of a distribution hub, which it anticipates will be an emerging area of its business. The Company has constructed and intends to lease approximately 600,000 square feet of space in two buildings in the Guangzhou Yuncheng wholesale market and also leases refrigerated storage space in an adjacent location. The Company plans to lease the facilities to independent vendors who will sell their own products. To a significantly lesser extent, the Company plans to sell imported premium food products. This project is called the Metro Green Project. The Company has invested approximately $35.6 million, including $18.8 million paid on cash and $16.8 million in shares (Note 5 and 10) to unrelated parties for the construction of warehouse, office space and cold storage facilities on leased properties that are intended to be used for the Metro Green Project. These construction projects are materially completed.  Management estimates that the remaining costs for completion will amount to approximately $0.6 million. The Company is seeking potential investors for the Metro Green Project. There is no assurance that the Company will be able to rent the Metro Green Project or, find suitable investors.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards completing the Metro Green Project that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate its current business through at least July 1, 2012. However, the Company continues to have ongoing obligations with respect to the Metro Green Project regardless of whether the venture is successful and it expects that it will require additional capital in order to execute its longer term business plan. If the Company is unable to raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. Management cannot provide any assurance that the Company will raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance a new financing will be available to the Company on acceptable terms, if at all.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of June 30, 2011, Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June  30, 2011, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended June 30, 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, which was filed with the SEC on March 31, 2011.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Guangzhou Greenland, a100% controlled entity as described in Note 1. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period financial statement have been reclassified to conform to the current period presentation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

Significant estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves and, inventory. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to the industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at original sales amount less an allowance for uncollectible accounts, as needed.

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and December 31, 2010, the Company had accounts receivable, of $336,241 and $261,403, net of allowance for bad debts in the amount of $0 and $9,559, respectively.

Property and Equipment

Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period

Impairment of long-lived assets

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

The Company tests long-lived assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the long-lived asset at the date it is tested for recoverability, whether in use or under development. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2011 and December 31, 2010, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

Foreign currency translation

The Company’s functional currency is the United States dollar (“USD” or “$”) The Company’s subsidiaries in the PRC and Hong Kong maintain their books and records in their functional currency, the Chinese Yuan Renminbi (“RMB”) and Hong Kong dollar (“HKD”), being the primary currency of the economic environment in which their operations are conducted, respectively.

The Company’s reporting currency is the USD.  Assets and liabilities of the PRC/Hong Kong subsidiaries are translated at the current exchange rate at the consolidated balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

Fair value measurements

Fair value is determined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. US GAAP also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption of this standard does not have any material impact on the Company’s consolidated financial statements and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In the first half year of 2011, the FASB has issued several ASU’s – ASU No. 2011-01 through ASU No. 2011-07. Except for ASU No. 2011-04, and No. 2011-05 disclosed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

3. DUE TO RELATED PARTIES

Due to related parties includes expense reimbursements payable to Mr. Xiong Luo in the amounts of $168,828 and $120,840 as of June 30, 2011 and December 31, 2010, respectively. The amounts are payable on demand.

4.  REFUNDABLE DEPOSIT

Refundable deposit of $680,000 represents an advance the Company made to an unrelated party for a proposed marketing event in Shanghai, China.  The marketing event was cancelled, and the deposit was refunded in full in August 2011.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Leasehold improvements	$6,416,732	$6,229,188
Manufacturing machinery	383,465	426,456
Office equipment	152,575	110,199
Motor vehicle	18,543	18,149
Total	6,971,315	6,783,992

Less: Accumulated Depreciation	(701,738)	(545,208)
Property and Equipment, net	$6,269,577	$6,238,784

Depreciation expense amounted to $156,529 and $41,138 for the six months ended June 30, 2011 and 2010, respectively.

Depreciation expense amounted to $126,748 and $20,500 for the three months ended June 30, 2011 and 2010, respectively.

6. CONSTRUCTION IN PROGRESS

Construction in progress represents capital expenditures that the Company has incurred with respect to the Metro Green Project described in Note 2. Such costs include the direct costs of both exterior and interior construction, including the decoration of the facilities that, upon completion, will be used in the Company’s Metro Green Project.  The facilities are located on two adjacent properties that the Company leases under two separate operating lease agreements (ground leases) expiring in 2027 and 2028. Capitalization of these costs will cease and the cost of the assets will be transferred from construction in progress to the appropriate category of property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.  A summary of the cumulative exterior and interior costs of constructing these facilities, which consist of office space, warehouse facilities and a cold storage facility that will comprise a green, organic and imported foods trading distribution hub, are as follows:

	Exterior Construction	Interior Construction	Total
Beginning balance	$9,563,540	$4,816,147	$14,379,687
Addition capital expenditures during the period made in:			-
Cash		4,291,301	4,291,301
Shares of common stock	8,403,167	8,443,000	16,846,167
Effect of exchange rate differences	412,222	134,185	546,407
Ending balance	$18,378,929	$17,684,633	$36,063,562
Less accumulated amortization	(590,289)	-	(590,289)
	$17,899,640	$17,684,633	$35,473,273

The exterior construction of these facilities is substantially complete and the property has been put to limited use. Accordingly the Company recorded approximately $530,000 of amortization associated with the use of these facilities during the six months ended June 30, 2011.

Exterior Construction Costs

On January 5, 2011, The Company entered into an agreement with three unrelated parties (the “contractors”), who constructed a 26,528 square meter (approximately 275,000 square foot) building that the Company will use in operations for its proposed Metro Green Project.  Pursuant to the agreement, the Company prepaid construction costs amounting to approximately RMB 55.7 million, (approximately $8.4 million) in exchange for the lease and full use of the building through the expiration date of the underlying land lease, which expires on April 30, 2028. The contract provided the Company with the option to pay the full amount of the construction costs in cash or shares of common stock with an aggregate fair value approximately equal to the contractual cost of the construction project. Accordingly the Company issued 40,015,084 shares of common stock to the contractor as payment in full for the construction contract.  The Company recorded the exterior construction at the contractual price because the contractual price was deemed to be the more readily determinable value in this transaction.

Interior Construction Costs

On June 14, 2011, the Company issued a total of 4,692,326 shares of common stock to two contractors for services rendered and to be rendered in connection with the configuration of the space in the Company’s new building. The aggregate fair value of these shares amounted to approximately $1,173,000. The Company recorded the interior construction costs at the contractual price because the contractual price was deemed to be the more readily determinable value in this transaction.

On June 17, 2011, the Company issued 12,307,907 shares of common stock to one contractor for services rendered in connection with the interior construction and decoration of the Company’s new building. The aggregate fair value of these shares amounted to approximately$3,077,000.These shares were issued pursuant to an agreement dated April 3, 2011. The Company recorded the interior construction costs based on the more readily determinable contract price. Pursuant to the agreement, the Company agreed that if, one year from the commencement of the contractor’s work on the project, the fair value of the Company’s common stock is less than $0.25 per share, the Company will pay the contractor in cash the difference between the value of the stock at $0.25 per share and the value of the stock one year from commencement of work. The Company recorded accrued liability of approximately $1.5 million with respect to this obligation based on the difference between the closing market price of the common stock on June 30, 2011, which was $0.13 per share and the guaranteed price of $0.25 per share.  If the contractor is not able to complete the interior construction before the contract date, the Company has the right to recall the shares issued to the contractor. This amount is reflected on the balance sheet as an accrued liability for security price guarantee (Note 10).

On June 22, 2011, the Company issued a total of 13,975,012 shares of common stock to five individuals for services valued at approximately $4,193,000 relating to the decoration in the Company’s new building. These shares were issued pursuant to agreements dated May 24, 2011. The Company recorded the interior construction costs based on the more readily determinable contract price.

7.  LONG-TERM PREPAYMENTS-LAND USAGE RIGHTS

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Guangzhou Greenland has entered into 17 separate land lease and development agreements with a number of farming cooperatives since 2005. The farming cooperatives are authorized to manage and plant the lands by Guangzhou Greenland who, during the term of the lease, has the priority right to purchase the agricultural products at current market prices. The agreements have terms of 25 years expiring at various times through 2036. The payments for the entire 25-year term were payable, and were paid, in full at the inception of the agreements.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the lives of the respective land leases.

Long-term prepayments consist of the following:

	June 30,	December
	2011	31, 2010
Long-term prepayment –cost	$27,235,375	$25,115,165
Accumulated amortization	(3,767,038)	(3,159,396)
Net	$23,468,337	$21,955,769

Amortization expense for the three month periods ended June 30, 2011 and 2010 amounted $322,033 and $288,237, respectively. Amortization expense for the six month periods ended June 30, 2011 and 2010 amounted to$607,642 and $510,549, respectively.

Expected amortization expenses after June 30, 2011 are as follows:

2011	$570,288
2012	1,140,575
2013	1,140,575
2014	1,125,335
2015	1,078,767
Thereafter	18,412,797
Total	$23,468,337

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2011	2010
Accounts payable	$373,117	$336,687
Accrued payroll	48,034	203,466
Accrued expenses	134,228	591,312
Rent payable	1,029,721	1,251,430
Liquidated Damages accrual under private placement transactions	702,064	173,321
Commission payable	360,633	178,633
Total	$2,647,797	$2,734,849

Rent payable represents the lease payments due to the lessor of the two adjacent tracts of land that the Company is currently leasing for the construction of the Metro Green distribution center described in Note 5 and the cold storage facility that the Company leases in the Guangzhou Yuncheng wholesale market. The two Metro Green land leases have 17 and 18 year lease terms, respectively.  The cold storage lease has a 20 year term.  The Company recorded rent expense using the straight line method for all periods presented

9.  SHARES TO BE ISSUED

The liability for shares to be issued as of June 30, 2011 includes the grant date fair value of $1.5 million shares of fully vested common stock that are to be issued to an unidentified beneficiary of a deceased executive’s estate. The Company will deliver the shares upon receipt of notice from the estate of the named beneficiary.

10.  ACCRUED LIABILITY FOR STOCK PRICE GUARANTEE

Accrued liability of approximately $1.5 million is due to the 12,307,902 shares of common stock the Company issued to a contractor as described in Note 6.  Based on the Company’s agreement with the contractor, the Company will pay the difference in cash if one year from the date the contractor commences work, the Company’s stock is less than $0.25. The liability is based on the difference between the $0.25 per share guaranteed price and the $0.13 market price per share on June 30, 2011. The amount of the liability will be adjusted quarterly until the final amount is quantified; however, the aggregate amount of the liability could require the Company to make a cash payment for up to approximately $3.1 million at the end of the one year measurement period.

11.  EQUITY TRANSACTIONS

Issuance of Shares as Compensation

On February 1, 2009, pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter.  The Company issued 25,000 shares of common stock to the director and recorded compensation expense of $3,500 for the six months ended June 30, 2011.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, the Company agreed to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. The Company has issued 100,000 shares of common stock to the directors and recorded compensation expense of $14,000 for the six months ended June 30, 2011.

On November 5, 2010, The Company entered into an employment agreement with the chief financial officer. Pursuant to the agreement, the chief financial officer is to receive 500,000 shares of common stock, valued at $130,000 with the market price of $0.26 on the grant day.  The shares are issuable in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that the chief financial officer is employed by the Company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately. As of June 30, 2011, the stock compensation expense is recorded at $92,857.

On November 18, 2010, The Company entered into an employment agreement with the corporate secretary, who is not an executive officer.  Pursuant to the agreement, the corporate secretary is to receive 250,000 shares of common stock, valued at $85,000 with the market price of $0.34 on the grant day.  The shares is vest in quarterly installments of 62,500 shares on each of December 1, 2010, February 1, 2011, May 1, 2011, and August 1, 2011, provided that he is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately. As of June 30, 2011, the stock compensation expense is recorded at $64,017.

On June 21, 2010, The Company authorized the issuance of an aggregate of 7,195,000 shares of its common stock to employees and advisors for services including (i) 2,195,000 shares issued to certain employees and advisors and (ii) 5,000,000 shares issuable to three senior executives with an aggregate grant date fair value of $1,000,000.  Shares granted to these executives include 2,000,000 shares awarded to an executive who died in 2010 and 3,000,000 shares awarded to two other executives who are currently employed by the Company and were issuable in quarterly installments through June 2011.  The deceased executive’s shares became fully vested at the time of his death in 2010.  As described in Note 9, the Company is awaiting instructions from the estate of the deceased executive which it required in order to issue the shares.  The Company recorded $196,126 as compensation expense under these agreements for the six month ended June 30, 2011.

The total stock compensation expense for the three months ended June 30, 2011 and 2010 was $58,500 and $588,196, respectively, and $370,500 and $591,821 for the six months ended June 30, 2011 and 2010 respectively.

Issuance of Common Stock Pursuant to Financing Agreement

On February 14, 2011, the Company sold a total of 13,000,000 shares of common stock to a number of investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to certain common stock purchase agreements dated as of January 15, 2011. In connection with the sales of common stock, the Company paid commissions of $234,000.

Issuance of Common Stock on Conversion of Preferred Stock

On January 18, 2011, the Company issued 1,704,000 shares on conversion of 150,000 shares of series A convertible preferred stock.

Issuance of Common Stock in connection with the Proposed Metro Green Project

During the June 2011 period, we issued a total of 70,990,329 shares of common stock in connection with the construction and interior and related construction with respect to one of the buildings to be used by our proposed Metro Green distribution hub for approximately $16.8 million in construction costs.   12,307,907 of these shares are subject to a stock pricing guarantee as described in Notes 6 and 10.

 Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2010	25,115,090	25,115,090	$0.18	3.73
Granted	-	-	-	-
Repurchased and cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2011	25,115,090	25,115,090	$0.18	3.24

In September 2010, investors holding 20 million warrants signed an agreement to wave price reset provisions.  Accordingly, there are 5,115,090 remaining warrants that feature potential anti-dilution price protection and are therefore recorded as derivative liabilities.

The Company computed the fair value of the derivative liability at the respective balance sheet dates using the Black-Scholes option pricing model with the following assumptions:

	Organic Region Warrants
	June 30,	December 31,
	2011	2010
Fair value of common stock:	$0.13	$0.25
Exercise price of warrants:	$0.098	$0.098
Expected term (years):	3.1	3.6
Dividend yield:	–	–
Expected volatility:	56.96%	65.22%
Risk-free interest rate:	1.50%	1.50%
Unit fair value	$0.06	$0.18
Aggregate fair value	$324,114	$908,141

In accordance with the provisions of ASC 815, the Company is presenting the warrant liability at fair value on the balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods. The Company does not believe that the difference between the fair value derived using the Black Scholes Model and other models that would simulate the effects of variable exercise prices are significant due to the low probability of triggering the reset provisions.

The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from quoted market prices; the term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

12. EARNINGS PER SHARE

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The following table presents a reconciliation of basic and diluted earnings per share:

	Six month periods ended June 30,
	2011	2010
Net Income available to common shareholders	$3,076,837	$3, 508,374

Weighted average shares of common stock outstanding	200,388,595	113,769,558
Dilutive effect of warrants, options, and preferred stock	19,060,243	31,149,923
Weighted average shares of common stock – diluted	219,448,838	144,919,481

Earnings per share – basic	$0.02	$0.03
Earnings per share – diluted	$0.01	$0.03

	Three month periods ended June 30,
	2011	2010
Net Income available to common shareholders	$1,388,006	$3,942,557

Weighted average shares of common stock outstanding	215,566,521	118,295,318
Dilutive effect of warrants, options, and preferred stock	17,086,489	28,383,324
Weighted average shares of common stock – diluted	232,653,009	146,678,642

Earnings per share – basic	$0.01	$0.03
Earnings per share – diluted	$0.01	$0.03

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, are reflected as 2,386,976 and 3,320,004 shares in the number of diluted shares for the six months ended June 30, 2011 and 2010, respectively and are reflected as 1,867,566 and 3,117,055 shares in the number of diluted shares for the three months ended June 30, 2011 and 2010, respectively.

Pursuant to a purchase agreement dated on August 7, 2009, the Company, for a total consideration of $1,000,000 (i) issued an aggregate of 1,000,000 shares of series A preferred stock, (ii) issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.14 per share and 10,000,000 shares of common stock at an exercise price of $0.25 per share, and (iii) granted the investors an option to purchase up to 1,000,000 additional shares of series A preferred stock at a purchase price of $1.00 per share of series A preferred stock.

The preferred stock had a dilutive effect of 14,311,987 shares and 22,220,160 shares for the six month periods ended June 30, 2011 and 2010, respectively. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 2,361,281 shares and 4,973,760 shares respectively for the six month periods ended June 30, 2011 and 2010, respectively.

13.  INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the BVI, Hong Kong and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States.  The Company is also not engaged in any income producing activities in the BVI and has limited income producing activities in Hong Kong. The Company is currently delinquent on filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada. The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, are currently  immaterial due to limitations triggered upon past changes in ownership and limited business activity in the United States thereafter.  In addition, it is currently more likely than not that the benefits of any net operating that would be available to offset future taxable income, if any, would not be realized in future periods.

Certain of the Company’s subsidiaries in the PRC have been granted tax holidays expiring at various times through 2008 to 2012; however, these entities are currently not directly engaged in any income producing activities. The Company’s only income producing activities are conducted by Guangzhou Greenland, whose operations are consolidated with those of the Company but is indirectly owned and 100% controlled as described on Note 1. Guangzhou Greenland is also a tax exempt entity owned by Mr. Luo as a self-employed individual operating a business in the agricultural industry.

14.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

No customer accounted for more than 10% of the Company’s sales for the three and six month periods ended June 30, 2011 and 2010.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 87.1%, 8.8% and 4.1% of the goods to the Company during the six months ended June 30, 2011. Accounts payable to these vendors amounted to $0 as of June 30, 2011. Three vendors provided 83.9%, 10.3% and 5.5% of the goods to the Company during the six months ended June 30, 2010. Accounts payable to these vendors amounted to $0 as of June 30, 2010.

Three vendors provided 88.9%, 9.4% and 1.7% of the goods to the Company during the three months ended June 30, 2011. Accounts payable to these vendors amounted to $0 as of June 30, 2011. Three vendors provided 86.8%, 11.1% and 1.9% of the goods to the Company during the three months ended June 30, 2010. Accounts payable to these vendors amounted to $0 as of June 30, 2010.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

15. COMMITMENT AND CONTINGENCIES

Capital commitment

As of June 30, 2011, capital commitment for interior construction of Metro Green Project amounted to $570,513 to be completed within one year.

Operating Leases commitments

The Company leases various office facilities under operating leases that terminate on various dates.

In 2009, the Company entered an agreement with an unrelated party to lease the land for its proposed first building in the distribution hub in Guangzhou Yuncheng wholesale market for an 18-year term.

In 2010, the Company entered an agreement with an unrelated party to lease the land for its cold storage facility in Guangzhou Yuncheng wholesale market for a 20-year term.

In 2011, the Company entered an agreement with an unrelated party to lease the land for its proposed second building in the distribution hub in Guangzhou Yuncheng wholesale market for a 17-year and 4-month term.

Rent expenses for periods subsequent to June 30, 2011 is as follows:

Remainder of 2011	$1,282,928
2012	2,569,313
2013	2,571,861
2014	2,572,191
2015	2,567,623
Thereafter	32,088,776
Total	$43,652,693

As described in Note 8, the Company accrued the liquidated damage based on the covenants in 2010 private placement transactions. In May 2010, the Company sold 17,000,000 shares of common stock at $0.20 per share pursuant to two agreements, one covering 3,375,000 shares and the other 13,625,000 shares. In October 2010, the Company sold 5,000,000 shares of common stock at $0.20 to two investors. The agreement with the purchasers of 3,375,000 shares in the May 2010 financing and the agreement for the October 2010 financing provide that if, at any time as long as any of the investors holds any of the shares of common stock purchased in the financing, the Company sells shares of common stock or issue convertible notes or preferred stock with a conversion price which is less than the $0.20 price paid in the financing, the Company is to issue additional shares to the investors so that the effective price per share is equal to such lower price. The agreements with each of the groups of investors provide for liquidated damages of 1% per month, payable in cash or stock (based on the closing price of the transaction) if the Company fails to comply with certain covenants, including effecting a reverse split and filing for the listing of our common stock on the American Stock Exchange, within certain timetables.  The potential issuance of additional shares resulting from a downward adjustment in the purchase price of the shares, which would result in increased dilution to the stockholders, together with the potential for liquidated damages, could have an adverse effect upon the market for and the market price of the Company’s common stock.

16.  SUBSEQUENTS EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent events:

On July 10, 2011, the compensation committee of the Company’s board of directors approved a new compensation arrangement for Xiong Luo, the Company’s chairman of the board, president and chief executive officer. Mr. Luo will receive annual compensation at the rate of $240,000 per annum for an initial one-year term commencing July 1, 2011, and continuing on a month to month basis thereafter. In addition, the Company will issue to Mr. Luo a total of 2,000,000 shares of common stock, which are to be issued in four installments of 500,000 shares on each of July 15, 2011, October 15, 2011, January 15, 2012 and April 15, 2012.  As of August 11, 2011, the Company has not issued any of the shares to Mr. Luo.

On July 29, 2011, the Company issued 1,062,550 shares of common stock to the management and independent directors based on the agreements.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes, which appear elsewhere in this quarterly report. The following discussion includes forward-looking statements.

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

We only have long-term arrangements to purchase produce from three farming cooperatives. If we are not able to purchase our produce from these farmers, whether because of a shortage, because of government regulations or otherwise, we may be unable to purchase produce from other co-ops or farmers, and if we are able to purchase produce, our costs may be greater, which could impair our gross margins.

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2011. All of these leases were entered into with the farmers who held the land use rights from the government. The farming cooperatives consist of many farmers who held the land use rights. Pursuant to these agreements, as of June 30, 2011, we had paid a total of $27.2 million to the holders of the land use rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our up-front lease payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

In order to expand our existing wholesale fruit distribution, we are in the process of completing our new hub (Metro Green) for the sale of green, organic and premium imported foods in the Guangdong wholesale market. Metro Green consists of two buildings, with approximately 600,000 square feet of space and the exterior construction of the two buildings has been completed and we are working on the interior construction. In addition, we also completed the construction on a cold storage facility to be used for apple storage and for Metro Green cold storage needs once the distribution hub is in operation.  As of June 30, 2011, we had paid aggregate of approximately $35.6 million in connection with the exterior and interior construction of this hub from cash generated by our operations, of which $18.8 million was paid in cash and $16.8 was paid through the issuance of common stock.  The construction of the distribution hub is nearly complete and we do not anticipate any additional capital required.

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land use rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. In the six months ended June 30, 2011, we expended $1.6 million to purchase an additional lease from the farming cooperative groups.  In the same period of 2010, we expended an additional $3.3 million to purchase an additional lease. If we are to expand our business, we will need to continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

We presently sell our produce in the wholesale markets, where our customers are wholesale distributors. In connection with, and as part of, our green foods distribution hub, we may seek to market to supermarkets and other retail outlets. To the extent that we develop this business, we would incur additional marketing, shipping and other expenses.

The current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets, along with our stock price and the lack of liquidity in our common stock and our working capital deficiency, may affect our ability to obtain either debt or equity financing which we may require in order to expand our business. Although our products are considered staples in Chinese consumers’ daily life, and, historically, demand for such staples has not fluctuated with the ups and downs of the general economy, if the current economic situation continues to deteriorate, we could see a more drastic reduction in the demand for our products. Since we are marketing our products as premium produce, consumers, in a time of economic difficulties, could purchase non-premium produce, which could have a material adverse effect on our business.

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

Taxation

Currently, pursuant to income tax law, the income tax rate for enterprises in PRC is 25% and the value-added tax rate is 13%, unless they qualify under certain limited exceptions. The law gives the foreign-invested enterprises, or FIEs established before March 16, 2007, such as our subsidiaries Zhuhai Organic and Guangzhou Organic, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the FIEs that are eligible for a full exemption and 50% reduction under the original law are allowed to retain their preferential treatment until these holidays expire.

Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50% tax reduction for the three years thereafter. Due to the absence of significant business in 2008, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business resumes. However, Zhuhai Organic did not constitute a significant source of revenue or income in 2009 or 2008. Guangzhou Greenland, which had net income from operations for the three months and six months  period ended June 30, 2011 and 2010, is exempt from income tax in accordance with PRC tax regulations as these operations are that of an entity of a self-employed individual operating in the agriculture products industry.

Results of Operations

The following table sets forth information relating to our products for the six months ended June 30, 2011 and 2010 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Six Months Ended	Fuji Apples	$69,349	86.7%	$62,463	$6,886
June, 30, 2011	Emperor Bananas	7,079	8.8%	6,300	779
	Tangerine Oranges	3,325	4.2%	2,976	349
	Vegetables	100	0.1%	73	27
	Others	185	0.2%	187	(2)
	Total	$80,038		$71,999	$8,039

June 30, 2010	Fuji Apples	$53,067	83.8%	$47,582	$5,485
	Emperor Bananas	6,690	10.6%	5,833	857
	Tangerine Oranges	3,502	5.5%	3,090	412
	Vegetables	69	0.1%	56	13
	Total	$63,327		$56,560	$6,767

Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth the key components of our results of operations for the three months ended June 30, 2011 and 2010, in thousands of U.S. dollars and as a percentage of sales:

	Three Months Ended June 30,				Change from Three Months Ended June 30,
	2011		2010		2010 to June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$38,804	100.0%	$29,771	100.0%	$9,033	30.3%
Cost of goods sold	35,203	90.7%	26,640	89.5%	8,563	32.1%
Gross profit	3,601	9.3%	3,131	10.5%	470	15.0%

Operating expenses:
Selling expenses	666	1.7%	662	2.2%	4	0.6%
General and administrative expenses	1,653	4.3%	1,151	3.9%	502	43.6%
Total operating expenses	2,320	6.0%	1,813	6.1%	506	27.9%
Operating income	1,281	3.3%	1,318	4.4%	(36)	(2.7)%

Other income (expenses):
Interest income		0.0%		0.0%		(26.3)%
Change in derivative liability	108	0.3%	2,627	8.8%	(2,519)	(95.9)%
Other income (expense)	(1)	0.0%	(2)	0.0%	1	(40.3)%
	107	0.3%	2,625	8.8%	(2,518)	(95.9)%
Income before income taxes	1,388	3.6%	3,943	13.2%	(2,555)	(64.8)%
Income tax
Net income	1,388	3.6%	3,943	13.2%	(2,555)	(64.8)%
Comprehensive income:
Net income	1,388	3.6%	3,943	13.2%	(2,555)	(64.8)%
Foreign currency translation adjustment	994	2.6%	189	0.6%	805	426.1%
Comprehensive income:	$2,382	6.1%	$4,132	13.9%	$(1,749)	(42.3)%

Sales. Sales increased approximately $9.0 million, or 30.3%, to approximately $38.8 million in the three months ended June 30, 2011 from approximately $29.8 million in the three months ended June 30, 2010.  Sales of our Fuji apples increased 26.9% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Our sales volume increased by an aggregate of 735 tons in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land use rights. Our cost of sales increased approximately $8.6 million, or 32.1%, to approximately $35.2 million in the three months ended June 30, 2011 from approximately $26.6 million in the three months ended June 30, 2010.  The increase is the cost of Fuji apples paralleled the increase in the selling price of the apples. Because Fuji apples accounted for more than 83% of our sales in both the June 2011 and June 2010 quarters, the increased cost of Fuji apples has a very significant effect upon both our cost of goods sold and our gross margin.

Gross Profit and Gross Margin. Our gross profit increased 15.0%, from $3.1 million in the three months ended June 30, 2010 to $3.6 million for the quarter ended June 30, 2011.  Gross margins were 9.3% and 10.5% for the quarter ended June 30, 2011 and 2010, respectively. The decrease was mainly due to reduced revenue from an incentive program initiated in the period to motivate larger wholesalers to purchase our fruit.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expenses. These expenses increased nominally. As a percentage of sales, selling expenses decreased to 1.7% in the three months ended June 30, 2011 from 2.2% in the three months ended June 30, 2010.

General and Administrative Expenses. Our general and administrative expenses are comprised of travel expense, office expense, product development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company including liquidated damages of resulting from our failure to comply with covenants in stock purchase agreements pursuant to which we sold common stock in 2010.  General and administrative expenses increased by approximately $0.5 million, or 43.6%, to approximately $1.6 million in the June 2011 quarter from approximately $1.2 million in the June 2010 quarter.

The following table sets forth information as to the items included in general and administrative expenses for the three months ended June 30, 2011 and 2010 (dollars in thousand):

	Three months ended June 30
	2011	2010
Rent	$326,623	$7,813
Compensation (other than equity-based compensation)	299,940	236,223
Equity based compensation	58,500	588,196
Liquidated damages	230,711	-
Professional fees	294,842	205,600
Other	442,489	113,211
Total	$1,653,105	$1,151,042

As a percentage of sales, administrative expenses increased to 4.3% in the June 2011 quarter as compared to 3.9% in the June 2010 quarter.

Change in Derivative Liability.   The change in derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants. We generated income from the change in derivative liability of $107,671 in the three months ended June 30, 2011 period compared to expense of $2,626,863 for the comparable period of 2010.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.13 per share at June 30, 2011 and $0.15 per share at March 31, 2011. In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation. Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid off in 2009, the warrants remain outstanding.

Tax. Almost all of our income is generated by Guangzhou Greenland, an entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with ours pursuant to ACS 810. Our other operations operated at a loss for the three months ended June 30, 2011 and 2010. If the tax exemption were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $0.8 million and $0.6 million for the first quarter of 2011 and 2010, and the net effect on earnings per share would have been $0.00 per share (basic and diluted) for the three months ended June 30, 2011, $0.01 per share (basic) and $0.00 per share (diluted) for the three months ended June 30, 2010.

Net Income. As a result of the foregoing, our net income was $1.4 million, or $0.01 per share (basic and diluted) for the three months ended June 30, 2011 period, as compared with a net income of $3.9 million, or $0.03 per share (basic and diluted) for the same period of 2010.

Six Months Ended June 30, 2011 and June 30, 2010

The following table sets forth the key components of our results of operations for the six months ended June 30, 2011 and 2010, in thousands of U.S. dollars and as a percentage of sales:

	Six Months Ended June 30,		Six Months Ended June 30,		Change from Six Months Ended June 30,
	2011		2010		2010 to June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$80,038	100.0%	$63,327	100.0%	$16,711	26.4%
Cost of goods sold	71,999	90.0%	56,560	89.3%	15,439	27.3%
Gross profit	8,039	10.0%	6,767	10.7%	1,272	18.8%

Operating expenses:
Selling expenses	1,693	2.1%	1,454	2.3%	239	16.4%
General and administrative expenses	3,841	4.8%	1,806	2.9%	2,035	112.7%
Total operating expenses	5,535	6.9%	3,260	5.1%	2,274	69.8%
Operating income	2,504	3.1%	3,507	5.5%	(1,002)	(28.6)%

Other income (expenses):
Interest income	1	0.0%	2	0.0%	(1)	(66.9)%
Change in derivative liability	584	0.7%	354	0.6%	230	64.8%
Other income (expense)	(12)	0.0%	(5)	0.0%	(8)	164.2%
	573	0.7%	352	0.6%	221	62.8%
Income before income taxes	3,077	3.8%	3,858	6.1%	(782)	(20.3)%
Income tax
Net income	3,077	3.8%	3,858	6.1%	(782)	(20.3)%
Deemed preferred stock dividend			350	0.6%	(350)	(100.0)%
Net income attributable to shareholders	$3,077	3.8%	$3,508	6.1%	$(432)	(12.3)%
Comprehensive income:
Net income	3,077	3.8%	3,858	6.1%	(782)	(20.3)%
Foreign currency translation adjustment	1,275	1.6%	185	0.3%	1,090	588.2%
Comprehensive income:	$4,352	5.4%	$4,044	6.4%	$308	7.6%

Sales. Sales increased $16.7 million, or 26.4%, to $80.0 million in the six months ended June 30, 2011 (the “June 2011period”) from $63.3million in the six months ended June 30, 2010 (the “June 2010 period”). This increase was mainly due to 27.5% increase in selling price of apples, which accounted for more than 86% of sales in the June 2011 period and more than 83% of sales in the June 2010 period, which offset a decrease of 1.1% in tons of apples sold.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term lease prepayments relating to the land used by the farming cooperatives. Our cost of sales increased approximately $15.4 million, or 27.3%, to approximately $72.0 million in the June 2011 period from approximately $56.6 million in the June 2010 period, reflecting increased purchases of produce.

Gross Profit and Gross Margin. Our gross profit increased approximately $1.3 million to approximately $8.0 million in the June 2011 period from approximately $6.8 million in the June 2010 period. Gross margin was 10.0% and 10.7% for the June 2011 and June 2010 periods, respectively.  The prices at which we purchased and sold apples increased proportionally, which enabled us to have relatively comparable gross margins for the June 2011 and 2010 periods. Our gross margin was in the June 2011 period was also affected by our incentive program designed to increase our business from larger wholesalers.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense and depreciation. Our selling expenses increased approximately $0.2 million, or 16.4%, to approximately $1.7 million in the June 2011 period from approximately $1.5 million in the June 2010 period. As a percentage of sales, selling expenses decreased to 2.1% in the June 2011 period from 2.3% in the June 2010 period. Selling expenses increased due to increased salary expenses, promotion expenses and bonuses related to increased sales.

General and Administrative Expenses. Our administrative expenses increased approximately $2.0 million, or 112.7%, to approximately $3.8 million in the June 2011 period from approximately $1.8 million in the June 2010 period. As a percentage of sales, administrative expenses increased to 4.8% in the June 2011 period, as compared to 2.9% in the June 2010 period. The following table sets forth information as to the items included in general and administrative expenses for the six months ended June 30, 2011 and 2010 (dollars in thousand):

	Six months ended June 30
	2011	2010
Rent	$980,738	$24,757
Compensation (other than equity-based compensation)	563,895	444,437
Equity based compensation	370,500	591,821
Liquidated damages	537,032	-
Professional fees	785,811	454,873
Other	603,292	289,912
Total	$3,841,268	$1,805,800

Change in Derivative Liability.  Change of derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $584,027 in the June 2011 period compared to income of $354,382 in the June 2010 period.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.13 per share at June 30, 2011 and $0.25 per share at December 31, 2011.

Income before Income Taxes. Based on the factors described above, our income before income taxes decreased approximately $0.78 million to approximately $3.08 million in the June 2011 period, from approximately $3.86 million in June 2010 period. Income before income taxes as a percentage of sales decreased to 3.7% in the June 2011period, from 6.1% in the June 2010 period.

Income Tax.  Because of the income tax holiday, we did not incur any income tax expense in the June 2011 or June 2010 periods.  If the tax holiday were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $1.5 million for the June 2011 period and $1.2 million for the June 2010 period, and the net effect on earnings per share should have be $0.01 per share for basic and diluted for the June 2011 period and $0.01 per share (basic and diluted) for the June 2010 period.  Almost all of our income is generated by an entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with our pursuant to ASC 810.

Deemed Preferred Stock Dividend.  As a result of the terms of the series A preferred stock that we issued in the June 2010 period, we generated a $350,000 deemed preferred stock dividend, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  We did not have any comparable item in the June 2011 quarter.

Net Income Available to Common Shareholders. As a result of the deemed preferred stock dividend, our net income applicable to common stockholders was $3.1 million, or $0.02 per share (basic and diluted) for the June 2011 period, as compared with $3.5 million, or $0.03 per share (basic and diluted) for the same period of 2010.

Liquidity and Capital Resources

At June 30, 2011, we had a working capital deficiency of approximately $3.0 million, as compared with a working capital deficiency of approximately $2.9 million at December 31, 2010.   The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2010 to June 30, 2011
	June 30, 2011	December 31, 2010	Change	Percent Change
Current Assets:
Cash and cash equivalents	$765	$925	$(160)	(17.3)%
Accounts receivable, net	336	261	75	28.6%
Inventories	65	9	57	653.2%
Refundable deposit	680	0	680	NM
Other current assets	79	114	(35)	(30.8)%
Total current assets	1,926	1,309	617	47.1%
Current Liabilities:
Accounts payable and accrued expenses	2,648	2,735	(87)	(3.2)%
Due to related parties	169	121	48	(39.7)%
Shares to be issued	300	455	(155)	(34.0)%
Derivative liability	324	908	(584)	(64.3)%
Liability for stock price guarantee	1,477		1,477	NM
Total current liabilities	4,918	4,219	699	16.6%
Net working capital deficiency	$(2,992)	$(2,910)	$83	2.8%

In the June 2011 period, we generated $3.4 million in our operations, as compared with cash flow from operations of $5.0 million in the June 2010 period.  The increase in cash flow from operations for the June 2011 period reflected depreciation and amortization of approximately $1.3 million, primarily relating to our proposed Metro Green distribution hub, which we are leasing from a non-affiliated party, as compared with approximately $0.6 million in the June 2010 period, and an increase of refundable deposit of $0.7 million in the June 2011 period, as compared with $0 for the June 2010 period, and the change of derivative liability of approximately $0.6 million in the June 2011 period and approximately $0.4 million in the June 2010 period.

Cash flow used in investing activities was approximately $6.0 million in the June 2011 period, as compared with cash flow used in investing activities for the June 2010 period of $7.3 million.  The principal investing activity in 2011 was construction in progress for our proposed Metro Green distribution hub and the payment for the land usage rights for the apple plantation of $1.6 million.  Cash funds used in investing activities was for the long-term prepayment for the land lease and advances for 2010.   For 2011, our cash flow from financing activities was $2.4 million, compared with cash generated in financing activities of $4.3 million in 2010, reflecting net proceeds from the sale of the Company’s common shares.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $2.6 million in the June 2011 period.

On January 15, 2011, we sold a total of 13,000,000 shares of common stock to a number of eight investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to common stock purchase agreements dated as of January 15, 2011.

In connection with the sales of common stock, we incurred $234,000 in commissions.

During the June 2011 period, we issued a total of 70,990,329 shares of common stock in connection with the construction and interior and related construction with respect to one of the buildings to be used by our proposed Metro Green distribution hub costing approximately $16.8 million.  With respect to one agreement, covering 12,307,907 shares of common stock, we agreed that if, one year from the commencement of the contractor’s work on the project the price of our common stock is less than $0.25 per share, we would pay the contractor in cash the difference between the value of the shares and $3,076,977.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land use rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past.  These payments were approximately $1.6 million in the June 2011 period and $3.3 million in the June 2010 period.  The funding for these leases was generated from our operations.

In order to conserve cash and grow all business operations, we plan to rent the entire Metro Green facilities to third parties who would sell their own products in the wholesale market, although as of the date of this report we have not receiving any commitments from potential tenants and it may take a considerable time before we have leased any significant portion of our space, which consists of approximately 600,000 square feet in two buildings.  In addition, the Company is seeking potential investors for the Metro Green Project. There is no assurance that we will be able to rent the Metro Green Project or, find suitable investors in the near-term.  However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending.

We anticipate that we will continue to require funds for our operations and we cannot be sure of the availability or terms of any third party financing, and any financing that may be available may be on terms which are not favorable to us and our stockholders and may result in significant dilution to our stockholders.  In addition, if our outstanding warrants are not exercised, the presence of such a large number of warrants combined with the lack of an active trading market in our stock, our low stock price, and our need to restate our financial statements and our filing of a Form 8-K in 2010 stating that you cannot rely on our previously issued financial statements may impair both our ability to raise capital in the equity markets and the terms on which any funds could be made available to us.  Although we are seeking equity and debt financings to provide us with the funds we require to construct and operate our green foods distribution hub, as of the date of this annual report, we do not have any formal or informal agreement or understanding with respect to any transaction which would provide us with the necessary cash.  The failure to obtain funding when required could significantly impair our ability to develop this business.

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

Income taxes – We recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We follow a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If we are able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the our net income when those events occur. We do not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Impairment – We apply the provisions of ASC 360-10, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We test long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment, and then we compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.

Revenue Recognition – Our revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenues from the sale of products are recognized at the point of sale of our products. Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Discounts provided by vendors are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. Sales taxes are not recorded as a component of sales.

Cost of Goods Sold – Cost of goods sold includes product costs, net of discounts and allowances. Discounts provided to us by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered. All other costs, including warehousing costs, transportation costs; salaries, rent expense and depreciation expense, are shown separately in selling expenses or general and administrative expense in our consolidated statements of income.

Foreign Currency Translation – We use United States dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, which is currency of China, where all of our operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC. Pursuant to ASC 830, all assets and liabilities are translated at the current exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 as a component of stockholders’ equity.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In the first half year of 2011, the FASB has issued several ASU’s – ASU No. 2011-01 through ASU No. 2011-07. Except for ASU No. 2011-04, and No. 2011-05 disclosed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

As required by Rule 13a-15 and Rule 15d-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our management, under the direction of our chief executive officer and our chief financial officer, concluded that as of June 30, 2011, our disclosure controls and procedures were not effective.

Disclosure Controls and Internal Controls

Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.

During the quarter ended June 30, 2011, management of our Company identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past, and is continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to stockholders equity transactions, derivatives and income taxes. We need to institute processes that enable us to improve and monitor tax compliance requirements at regular intervals.

We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION

Date: August 15, 2011	By:	/s/ XiongLuo
XiongLuo, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Huasong Sheena Shen
Huasong Sheena Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)