Form 10-Q
period 2011-09-30
Sino Green Land Corp
filed 2011-11-14
CIK 1433551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10–Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	245,550,504

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Income and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4 - 15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	26

ITEM 4.	CONTROLS AND PROCEDURES	27

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS.	28

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$616,891	$925,329
Accounts receivable, net	271,740	261,403
Inventories	61,724	8,684
Other current assets	138,499	114,026
Total Current Assets	1,088,854	1,309,442
		-
Property and equipment, net	6,275,128	6,238,784
Construction in progress	35,849,007	14,332,199
Long-term prepayments – land usage rights	25,297,348	21,955,769
Deposits	507,640	487,916
	67,929,123	43,014,668
Total Assets	$69,017,977	$44,324,110

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,205,196	$2,734,849
Shares to be issued	300,000	454,817
Derivative liability	233,130	908,142
Due to related party	225,709	120,840
Total Current Liabilities	3,964,035	4,218,648

Commitments and Contingencies
Common shares contingently redeemable	2,746,250	-
Shareholders' Equity
Preferred stock, par value $.001 per share, 20,000,000 shares authorized, of which 2,000,000 shares are designated as series A convertible preferred stock, with 1,259,858 and 1,409,858 shares outstanding on September 30, 2011 and December 31, 2010, respectively	1,260	1,410
Common stock, $0.001 par value, 780,000,000 shares authorized, 232,550,455 and 157,793,840 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	232,551	157,794
Additional paid in capital	36,413,637	19,438,509
Retained earnings	21,351,450	18,624,692
Accumulated other comprehensive income	4,308,794	1,883,057
Total shareholders' equity	62,307,692	40,105,462

Total Liabilities and Stockholders' Equity	$69,017,977	$44,324,110

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPERHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010

Sales	$29,539,710	$30,986,669	$109,577,789	$94,313,597
Cost of goods sold	27,642,824	27,619,647	99,642,052	84,179,783
Gross profit	1,896,886	3,367,022	9,935,737	10,133,815

Operating expenses
Selling expenses	595,941	727,852	2,289,197	2,182,192
General and administrative expenses	1,626,260	1,354,325	5,467,528	3,160,126
Total operating expenses	2,222,201	2,082,176	7,756,725	5,342,318

Operating income (loss)	(325,315)	1,284,845	2,179,012	4,791,497

Other income(expense)
Interest income	8,520	322	9,164	2,265
Change in derivative liability	90,984	320,063	675,011	674,445
Other (expense)	(124,268)	(2,274)	(136,429)	(6,877)
Total other income (expense)	(24,764)	318,111	547,746	669,833
Income (loss) before income taxes	(350,079)	1,602,956	2,726,758	5,461,330
Income taxes	-	-	-	-
Net income (loss)	(350,079)	$1,602,956	$2,726,758	5,461,330
Deemed preferred stock dividend				(350,000)
Net income (loss) applicable to common shareholders	$(350,079)	1,602,956	2,726,758	$5,111,330

Comprehensive income:
Net income	(350,079)	1,602,956	2,726,758	5,461,330
Other comprehensive income
Foreign currency translation gain	1,150,969	471,493	2,425,737	656,736

Comprehensive income	$800,890	$2,074,449	$5,152,495	$6,118,066
Earnings per share
Basic	$(0.00)	$0.01	$0.01	$0.04
Diluted	$(0.00)	$0.01	$0.01	$0.03
Weighted average number of shares outstanding
Basic	247,050,454	138,113,712	222,315,636	121,973,448
Diluted	247,050,454	171,029,400	240,411,220	156,627,222

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities
Net income	$2,726,758	$5,461,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,894,440	849,324
Change in derivative liability	(675,011)	(674,445)
Allowance for doubtful accounts	9,727	-
Stock compensation	429,000	976,021
Change in current assets and liabilities:
Accounts receivable	(9,953)	(42,435)
Inventories	(51,533)	7,725
Other current assets	(28,361)	606,461
Accounts payable and accrued expenses	470,346	(76,300)
Advances from customers	(3,160)	(34,058)

Net cash provided by operating activities	4,762,253	7,073,623

Cash flows from investing activities
Purchase of property and equipment	(121,720)	(246,968)
Payment of construction costs	(4,238,312)	(9,814,260)
Payments for land usage rights	(3,246,758)	(3,300,863)
Net cash used in investing activities	(7,606,790)	(13,362,091)

Cash flows from financing activities
Proceeds from sale of common stock, net of offering cost	2,366,000	5,336,677
Increase in amounts owed to related party	104,869
Net cash provided by financing activities	2,470,869	5,336,677
		-
Effect of exchange rate change on cash and cash equivalents	65,230	52,613
		-
Net increase (decrease) in cash and cash equivalents	(308,438)	(899,178)

Cash and cash equivalents, beginning balance of period	925,329	1,987,616
Cash and cash equivalents, end of period	$616,891	$1,088,438
Supplemental disclosure of cash flow information
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Deemed dividend on preferred stock associated with its beneficial conversion feature		350,000
Issuance of common stock for construction services	16,846,168	-

The accompanying notes are integral part of these condensed consolidated financial statements.

SINO GREEN LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On January 15, 2009, the Company entered into a share exchange agreement with Organic Region Group Limited (“Organic Region”), its stockholders and its wholly owned subsidiaries, Zhuhai Organic Region Modern Agriculture Ltd. (“Zhuhai Organic”), and Guangzhou Organic Region Agriculture Ltd. (“Guangzhou Organic”), Fuji Sunrise International Enterprises Limited (“Fuji Sunrise”), Southern International Develop Limited (“Southern International”) and HK Organic Region Limited (“HK Organic”). Pursuant to the share exchange agreement and a related agreement with the Company’s two former principal stockholders:

●
The Company issued to the former stockholders of Organic Region a total of 81,648,554 shares of common stock, constituting approximately 98% of its outstanding stock, in exchange for all of the capital stock of Organic Region; and

●
The Company’s former majority stockholders sold to the Company 1,666,298 shares of common stock, representing 50% of the outstanding shares, for $500,000 non-interest bearing convertible promissory notes, which were paid in 2009. The Company has no further obligations to the former majority stockholders.

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

The Company operates its business under an exclusive agreement with Xiong Luo, the Company’s chief executive officer. The exclusive operating agreement between the Company and Mr. Luo does not have an expiration date and may be terminated (1) by either party in the event of a material breach of contract, bankruptcy, liquidation, dissolution, or in the event of the termination of Mr. Luo’s license or the approval of the license; or 2) by the Company with or without reason. Mr. Luo’s business license, which allows him to conduct the fruit trading business through the Company, expires on July 18, 2012.   The renewal procedure is routine and does not require the Company to demonstrate any further qualifications in order to obtain such renewal. Mr. Luo uses the business license to operate an agricultural trading business under the name of Guangzhou Greenland Co. Ltd. (“Guangzhou Greenland”). Pursuant to this agreement, Organic Region provides consulting services, including business operations, human resources and research and development services, to Mr. Luo with respect to Guangzhou Greenland, which enables Guangzhou Greenland to operate its agricultural trading business in China. In exchange for such services, Mr. Luo has agreed to pay a consulting services fee to Organic Region equal to all of the revenues obtained by Guangzhou Greenland. The agreement also provides the Company with the sole ability to control Guangzhou Greenland’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. Mr. Luo also irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, Mr. Luo’s interest in Guangzhou Greenland and agreed to entrust all the rights to exercise voting power to any person appointed by the Company. Guangzhou Greenland is considered an entity indirectly owned and 100% controlled by contract. Accordingly, the Company’s financial statements include, and are consolidated with, the financial position and results of operations of Guangzhou Greenland. Substantially all of the Company’s revenue is derived from the business of Guangzhou Greenland.

2.	LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2011, the Company had net income of $2,726,758 and cash flow from operations of $4,762,253. The Company had a working capital deficiency of $2,875,181 at September 30, 2011.  The Company has historically financed its operations principally from cash flows generating in operating activities and from external financing raised in private placement transactions.

The Company has also undertaken a plan to diversify the business into the distribution of green, organic and premium imported food products, through the establishment of a distribution hub, which it anticipates will be an emerging area of its business. The Company has constructed and leases approximately 600,000 square feet of space in two buildings in the Guangzhou Yuncheng wholesale market and also leases refrigerated storage space in an adjacent location. The Company plans to sublease the facilities to independent vendors who will sell their own products. To a significantly lesser extent, the Company plans to sell imported premium food products. This project is called the Metro Green Project. The Company has invested approximately $36.7 million, including $19.9 million paid on cash and $16.8 million in shares of common stock (Notes 5 and 10) to unrelated parties for the construction of warehouse, office space and cold storage facilities on leased properties that are intended to be used for the Metro Green Project.  These construction projects are materially completed.  Management estimates that the remaining costs for completion will amount to approximately $0.6 million. The Company is seeking potential investors for the Metro Green Project; however, because of the low price of the Company’s common stock, the lack of an active trading market and the Company’s capital structure, the Company may not be able to obtain such financing on reasonable terms, if at all. There is no assurance that the Company will be able to rent the Metro Green Project or, find suitable investors.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards completing the Metro Green Project that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate its current business through at least October 1, 2012. However, the Company continues to have ongoing obligations with respect to the Metro Green Project regardless of whether the venture is successful and it expects that it will require additional capital in order to execute its longer term business plan. If the Company is unable to raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to sell or lease assets associated with the Metro Green Project or the Company’s fruit distribution business. Management cannot provide any assurance that the Company will raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance a new financing will be available to the Company on acceptable terms, if at all.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of September 30, 2011, Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, which was filed with the SEC on March 31, 2011.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Guangzhou Greenland, a100% controlled entity owned by Mr. Luo, as described in Note 1. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Significant estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves and inventory. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to the industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

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

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2011 and December 31, 2010, the Company had accounts receivable, of $271,740, and $261,403, net of allowance for bad debts in the amount of $0 and $9,559, respectively.

Property and Equipment

Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

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

The Company tests long-lived assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the long-lived asset at the date it is tested for recoverability, whether in use or under development. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2011 and December 31, 2010, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

Foreign currency translation

The Company’s functional currency is the United States dollar. The Company’s subsidiaries in the PRC and Hong Kong maintain their books and records in their functional currency, the Chinese Yuan Renminbi (“RMB”) and Hong Kong dollar (“HKD”), being the primary currency of the economic environment in which their operations are conducted, respectively.

The Company’s reporting currency is the US dollar.  Assets and liabilities of the PRC/Hong Kong subsidiaries are translated at the current exchange rate at the consolidated balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

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

In the nine months period ended September 30, 2011, the FASB issued ASU No. 2011-01 through ASU No. 2011-09, except for ASU No. 2011-04, and No. 2011-05 disclosed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

3.	DUE TO RELATED PARTIES

Due to related parties includes expense reimbursements payable to Mr. Xiong Luo in the amounts of $225,709 and $120,840 as of September 30, 2011 and December 31, 2010, respectively. The amounts do not bear interest and are payable on demand.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Leasehold improvements	$6,534,567	$6,229,188
Manufacturing machinery	377,829	426,456
Office equipment	155,377	110,199
Motor vehicle	18,883	18,149
Total	7,086,656	6,783,992

Less: Accumulated Depreciation	(811,528)	(545,208)
Property and Equipment, net	$6,275,128	$6,238,784

Depreciation expense amounted to $238,918 and $81,440 for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation expense amounted to $82,388 and $40,302 for the three months ended September 30, 2011 and 2010, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress represents capital expenditures that the Company has incurred with respect to the Metro Green Project described in Note 2. Such costs include the direct costs of both exterior and interior construction, including the decoration of the facilities that, upon completion, will be used in the Company’s Metro Green Project.  The facilities are located on two adjacent properties that the Company leases under two separate operating lease agreements expiring in 2027 and 2028. Capitalization of these costs will cease and the cost of the assets will be transferred from construction in progress to the appropriate category of property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.  A summary of the cumulative exterior and interior costs of constructing these facilities, which consist of office space, warehouse facilities and a cold storage facility that will comprise a green, organic and imported foods trading distribution hub, are as follows:

	Exterior Construction	Interior Construction	Total
Beginning balance	$9,563,540	$4,816,147	$14,379,687
Addition capital expenditures during the period made in:			-
Cash		4,238,312	4,338,312
Shares of common stock	8,403,167	8,443,000	16,846,167
Effect of exchange rate differences	749,728	511,931	1,261,659
Ending balance	$18,716,435	$18,009,390	$36,725,825
Less accumulated amortization	(876,818)	-	(876,818)
	$17,839,617	$18,009,390	$35,849,007

The exterior construction of these facilities is substantially complete and the property has been put to limited use. Accordingly the Company recorded approximately $829,000 of amortization associated with the use of these facilities during the nine months ended September 30, 2011.

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

6.	LONG-TERM PREPAYMENTS-LAND USAGE RIGHTS

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Guangzhou Greenland has entered into 18 separate land lease and development agreements with a number of farming cooperatives since 2005. The farming cooperatives are authorized to manage and plant the lands by Guangzhou Greenland who, during the term of the lease, has the priority right to purchase the agricultural products at current market prices. The agreements have terms of 25 years expiring at various times through 2036. The payments for the entire 25-year term were payable, and were paid, in full at the inception of the agreements.

Guangzhou Greenland uses the straight-line method to amortize the long-term prepayments over the lives of the respective land leases.

Long-term prepayments consist of the following:

	September 30,	December 31,
	2011	2010
Long-term prepayment –cost	$29,450,064	$25,115,165
Accumulated amortization	(4,152,716)	(3,159,396)
Net	$25,297,348	$21,955,769

Amortization expense for the three month periods ended September 30, 2011 and 2010 amounted $266,561 and $257,335, respectively. Amortization expense for the nine month periods ended September 30, 2011 and 2010 amounted to$874,203 and $767,884, respectively.  The amortization of the land usage rights is included in cost of revenue.

Expected amortization expenses after September 30, 2011 are as follows:

2011	$303,984
2012	1,216,375
2013	1,216,375
2014	1,200,855
2015	1,153,431
Thereafter	20,206,328
Total	$25,297,348

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2011	2010
Accounts payable	$565,154	$336,687
Accrued payroll	56,777	203,466
Accrued expenses	255,106	591,312
Rent payable	934,461	1,251,430
Liquidated damages accrual under private placement transactions	981,064	173,321
Commission payable	412,633	178,633
Total	$3,205,195	$2,734,849

Rent payable represents the lease payments due to the lessor of the two adjacent tracts of land that the Company is currently leasing for the construction of the Metro Green distribution center described in Note 5 and the cold storage facility that the Company leases in the Guangzhou Yuncheng wholesale market. The two Metro Green land leases have 17 and 18 year lease terms, respectively.  The cold storage lease has a 20 year term.  The Company recorded rent expense using the straight line method for all periods presented.

8.	SHARES TO BE ISSUED

The liability for shares to be issued as of September 30, 2011 includes the grant date fair value of $1.5 million shares of fully vested common stock that are to be issued to an unidentified beneficiary of a deceased executive’s estate. The Company will deliver the shares upon receipt of notice from the estate of the named beneficiary.

9.	ACCRUED LIABILITY FOR STOCK PRICE GUARANTEE

As of June 30, 3011, we recorded an accrued liability of approximately $1.5 million is due to the 12,307,902 shares of common stock the Company issued to a contractor.  Based on the Company’s agreement with the contractor, the Company will pay the difference in cash if one year from the date the contractor commences work, the Company’s stock is less than $0.25. The liability is based on the difference between the $0.25 per share guaranteed price and the $0.13 market price per share on June 30, 2011. In the third quarter, 2011, the contractor signed the agreement to waive the stock price guarantee provision.  As a result, we reversed the accrued liability for stock price guarantee as of September 30, 2011.

10.	EQUITY TRANSACTIONS

Issuance of Shares as Compensation

On February 1, 2009, pursuant to an agreement with an independent director, the Company agreed to pay the director 12,500 shares of common stock every fiscal quarter.  The Company issued 37,500 shares of common stock to the director and recorded compensation expense of $10,875 for the nine months ended September 30, 2011.

On July 1, 2010, in connection with the election of two directors, pursuant to the director agreements, the Company agreed to issue 25,000 shares of common stock to each of these directors for each three month period of their directorship. The Company has issued 150,000 shares of common stock to the directors and recorded compensation expense of $39,000 for the nine months ended September 30, 2011.

On November 5, 2010, The Company entered into an employment agreement with the chief financial officer. Pursuant to the agreement, the chief financial officer is to receive 500,000 shares of common stock, valued at $130,000 with the market price of $0.26 on the grant day.  The shares are issuable in quarterly installments of 125,000 shares on each of October 15, 2010, January 15, 2011, April 15, 2011, and July 15, 2011, provided that the chief financial officer is employed by the Company on those dates, except that, in certain cases, including her death or termination of her employment without cause, the unvested shares vest immediately. The Company has issued 250,000 shares of common stock to the chief financial officer and recorded compensation expense of $78,500 for the nine months ended September 30, 2011.

On November 18, 2010, The Company entered into an employment agreement with the corporate secretary, who is not an executive officer.  Pursuant to the agreement, the corporate secretary is to receive 250,000 shares of common stock, valued at $85,000 with the market price of $0.34 on the grant day.  The shares is vest in quarterly installments of 62,500 shares on each of December 1, 2010, February 1, 2011, May 1, 2011, and August 1, 2011, provided that he is employed by the Company on those dates, except that, in certain cases, including his death or termination of his employment without cause, the unvested shares vest immediately. The Company has issued 125,000 shares of common stock to the corporate secretary and recorded compensation expense of $46,875 for the nine months ended September 30, 2011.

On June 21, 2010, The Company authorized the issuance of an aggregate of 7,195,000 shares of its common stock to employees and advisors for services including (i) 2,195,000 shares issued to certain employees and advisors and (ii) 5,000,000 shares issuable to three senior executives with an aggregate grant date fair value of $1,000,000.  Shares granted to these executives include 2,000,000 shares awarded to an executive who died in 2010 and 3,000,000 shares awarded to two other executives who are currently employed by the Company and were issued in quarterly installments through June 2011.  The deceased executive’s shares became fully vested at the time of his death in 2010.  As described in Note 8, the Company is awaiting instructions from the estate of the deceased executive which it required in order to issue the shares.  The Company has issued 1,500,000 shares of common stock to the employees and advisors and recorded compensation expense of $253,500 for the nine months ended September 30, 2011.

On July 10, 2011, the Company authorized the issuance of an aggregate of 2,000,000 shares of common stock to Mr. Xiong Luo, The shares is vest in quarterly installments of 500,000 shares on each of July 15, 2011, October 15, 2011, January 15, 2012 and April 15, 2012.

The total stock compensation expense for the three months ended September 30, 2011 and 2010 was $58,500 and $360,325, respectively, and $429,000 and $952,146 for the nine months ended September 30, 2011 and 2010 respectively.

Issuance of Common Stock Pursuant to Financing Agreement

On February 14, 2011, the Company sold a total of 13,000,000 shares of common stock to a number of investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to certain common stock purchase agreements dated as of January 15, 2011. In connection with the sales of common stock, the Company paid commissions of $234,000.  The agreement provides that if the Company does not have its common stock listed on any of the Nasdaq or NYSE markets by December 31, 2012, the Company will, at the request of the holders, repurchase their shares at the purchase price per share plus interest at 15% per annum.

Accordingly, these shares are presented in the accompanying consolidated balance sheet at September 30, 2011 as common shares subject to possible redemption.

Issuance of Common Stock on Conversion of Preferred Stock

On January 18, 2011, the Company issued 1,704,000 shares on conversion of 150,000 shares of series A convertible preferred stock.

Issuance of Common Stock in connection with the Proposed Metro Green Project

During the nine months ended September 31, 2011, the Company issued a total of 70,990,114 shares of common stock in connection with the construction and interior and related construction with respect to one of the buildings to be used by our proposed Metro Green distribution hub for approximately $16.8 million in construction costs.

Warrants

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2010	25,115,090	25,115,090	$0.18	3.73
Granted	-	-	-	-
Repurchased and cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2011	25,115,090	25,115,090	$0.18	2.85

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

The Company computed the fair value of the derivative liability at the respective balance sheet dates using the Black-Scholes option pricing model with the following assumptions:

	Organic Region Warrants
	September 30,	December 31,
	2011	2010
Fair value of common stock:	$0.12	$0.25
Exercise price of warrants:	$0.098	$0.098
Expected term (years):	2.9	3.6
Dividend yield:	–	–
Expected volatility:	43.72%	65.22%
Risk-free interest rate:	1.50%	1.50%
Unit fair value	$0.05	$0.18
Aggregate fair value	$233,130	$908,142

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

11.	EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted earnings per share:

	Nine month periods ended September 30,
	2011	2010
Net income available to common shareholders	$2,726,758	$5,111,330

Weighted average shares of common stock outstanding	222,315,636	121,973,448
Dilutive effect of warrants, options, and preferred stock	18,095,584	34,653,774
Weighted average shares of common stock – diluted	240,411,220	156,627,222

Earnings per share – basic	$0.01	$0.04
Earnings per share – diluted	$0.01	$0.03

	Three month periods ended September 30,
	2011	2010
Net income (loss) available to common shareholders	$(350,079)	$1,602,956

Weighted average shares of common stock outstanding	247,050,454	138,113,712
Dilutive effect of warrants, options, and preferred stock	-	32,915,688
Weighted average shares of common stock – diluted	247,050,454	171,029,400

Earnings per share – basic	$(0.00)	$0.01
Earnings per share – diluted	$(0.00)	$0.01

The warrants that were issued by Organic Region in April 2008 were assumed by the Company in connection with the reverse acquisition, are reflected as 3,779,015 and 3,259,938 shares in the number of diluted shares for the nine months ended September 30, 2011 and 2010, respectively and are reflected 1,982,652 shares in the number of diluted shares for the three months ended September 30, 2010.

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

The outstanding preferred stock had a dilutive effect of 14,316,568 shares and 16,015,987 shares for the nine month periods ended September 30, 2011 and 2010, respectively. The warrants with $0.14 exercise price and $0.25 exercise price had a dilutive effect of 1,445,369 shares and 4,805,576 shares respectively for the nine month periods ended September 30, 2011 and 2010, respectively.

Warrants and preferred stock that could potentially dilute earnings per share which were not included in the fully diluted computation for three months ended September 30, 2011 because they would have been anti-dilutive totaled 1,395,309 and 14,316,568 shares, respectively.

12.	INCOME TAXES

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

Certain of the Company’s subsidiaries in the PRC have been granted tax holidays expiring at various times through 2008 to 2012; however, these entities are currently not directly engaged in any income producing activities. The Company’s only income producing activities are conducted by Guangzhou Greenland, a VIE whose operations are consolidated with those of the Company as a result of agreements with the owner of Guangzhou Greenland as described on Note 1. Guangzhou Greenland is also a tax exempt entity owned by Mr. Luo as a self-employed individual operating a business in the agricultural industry.

13.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Since a significant amount of the Company future revenues will be denominated in RMB, the existing and any future restrictions on currency exchange may limit the Company’s ability to utilize revenues generated in RMB to fund any business activities outside China or fund expenditures denominated in foreign currencies.

Almost all of the Company’s products are sold at the Guangdong Yun Cheng Wholesale Market where the Company leases space to sell its produce.

No customer accounted for more than 10% of the Company’s sales for the three and nine month periods ended September 30, 2011 and 2010.

The Company has long-term arrangements to purchase its produce from a limited number of farming cooperatives. If the Company is not able to purchase the produce from these farmers, in the event of a product shortage, and it is necessary for the Company to purchase from other suppliers, the costs may be greater due to this kind of short-term nature of arrangements.

Three vendors provided 87.7%, 9.0% and 3.1% of the goods to the Company during the nine months ended September 30, 2011. Accounts payable to these vendors amounted to $0 as of September 30, 2011. Three vendors provided 85.8%, 10.2% and 3.7% of the goods to the Company during the nine months ended September 30, 2010. Accounts payable to these vendors amounted to $0 as of September 30, 2010.

Three vendors provided 90.5%, 9.3% and 0% of the goods to the Company during the three months ended September 30, 2011. Accounts payable to these vendors amounted to $0 as of September 30, 2011. Three vendors provided 89.6%, 10% and 0% of the goods to the Company during the three months ended September 30, 2010. Accounts payable to these vendors amounted to $0 as of September 30, 2010.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14.	COMMITMENT AND CONTINGENCIES

Capital commitment

As of September 30, 2011, capital commitment for interior construction of Metro Green Project amounted to $617,112 to be completed within one year.

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

Rent expenses for periods subsequent to September 30, 2011 is as follows:

Remainder of 2011	$660,447
2012	2,645,350
2013	2,647,973
2014	2,468,313
2015	2,463,609
Thereafter	33,038,410
Total	$44,284,102

As described in Note 7, the Company accrued the liquidated damage based on the covenants in 2010 private placement transactions. In May 2010, the Company sold 17,000,000 shares of common stock at $0.20 per share pursuant to two agreements, one covering 3,375,000 shares and the other 13,625,000 shares. In October 2010, the Company sold 5,000,000 shares of common stock at $0.20 to two investors. The agreement with the purchasers of 3,375,000 shares in the May 2010 financing and the agreement for the October 2010 financing provide that if, at any time as long as any of the investors holds any of the shares of common stock purchased in the financing, the Company sells shares of common stock or issue convertible notes or preferred stock with a conversion price which is less than the $0.20 price paid in the financing, the Company is to issue additional shares to the investors so that the effective price per share is equal to such lower price. The agreements with each of the groups of investors provide for liquidated damages of 1% per month, payable in cash or stock (based on the closing price of the transaction) if the Company fails to comply with certain covenants, including effecting a reverse split and filing for the listing of our common stock on the American Stock Exchange, within certain timetables.  The potential issuance of additional shares resulting from a downward adjustment in the purchase price of the shares, which would result in increased dilution to the stockholders, together with the potential for liquidated damages, could have an adverse effect upon the market for and the market price of the Company’s common stock.

15.	SUBSEQUENTS EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent events:

On October 17, 2011, the Company issued 737,500 shares of common stock to the management and independent directors based on stock compensation agreement described in Note 10, which are fully vested with fair value amounting to $125,495.

On November 2, 2011, two investors exercised their warrants of 454,545 and 181,818, respectively.  The exercise price of the warrants was $0.11.

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

Overview

We are engaged in the wholesale distribution, marketing and sales of premium fruits in China. Our main products include Fuji apples, emperor bananas and tangerine oranges. We purchase our products directly from farming cooperative groups to whom we provide varying degrees of farming, harvesting and marketing services. Almost all of our products are sold by us at the Guangdong Yun Cheng wholesale market where we lease space to sell our produce.  Until December 31, 2010, we also sold our produce at the Beijing XinFadi Agricultural Products Wholesale Market. We sell to trading agents who sell our products to customers in and around the provinces in which the produce is grown.

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

Substantially all of our produce is grown by farming cooperatives on land which we lease pursuant to 25-year lease and development agreements which we entered into during the period from 2005 to 2011. All of these leases were entered into with the farmers who held the land usage rights from the government. The farming cooperatives consist of many farmers who held the land usage rights. Pursuant to these agreements, as of September 30, 2011, we had paid a total of $29.5 million to the holders of the land usage rights, who are not affiliated with us, and the farmers agreed to manage the land and plant the crops and we received a priority right to purchase the crops at fair market price. The farming cooperatives do not pay us rent for the land. We amortize our up-front lease payments over the life of the leases. The amortization of our lease payments is included in cost of goods sold.

We have undertaken a plan to diversify the business into the distribution of green, organic and premium imported food products, through the establishment of a distribution hub (the “Metro Green Project”), which we anticipate can be an emerging area of our business. We have constructed and are leasing approximately 600,000 square feet of space in two buildings in the Guangzhou Yuncheng wholesale market and we also lease refrigerated storage space in an adjacent location.  We plan to sublease the facilities to independent vendors who will sell their own products. To a significantly lesser extent, we plan to sell imported premium food products. We have invested approximately $36.7 million, including $19.9 million paid on cash and $16.8 million in shares of common stock to unrelated parties for the construction of warehouse, office space and cold storage facilities on leased properties that are intended to be used for the Metro Green Project.  These construction projects are materially completed.  We estimate that the remaining costs for completion will amount to approximately $0.6 million. We are seeking potential investors for the Metro Green Project; however, because of the low price of our common stock, the lack of an active trading market and our capital structure, we may not be able to obtain such financing on reasonable terms, if at all. We cannot assure you that we will be able to rent the distribution hub or find suitable investors.  Further, in view of the general tightening of credit in China, it is not likely that we will be able to obtain bank financing for the Metro Green Project.  If we are not able to obtain adequate financing for the distribution hub, it may be necessary for us to discontinue the Metro Green Project or seek to sell or lease that business or our current business.  We intend to investigate possible financing alternatives, although we cannot give any assurance that we will be able to raise the necessary financing on acceptable terms, if at all.  The failure to obtain necessary financing could materially impair our business.

While we currently generate sufficient operating cash flows to support our operations, our capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. A significant portion of our revenue growth has resulted from increased land usage rights which we lease under long-term leases that require us to pay the rental for the entire lease term at the inception of the lease. In the nine months ended September 30, 2011, we expended $3.2 million to purchase two additional leases from the farming cooperative groups.  In the same period of 2010, we expended an additional $3.3 million to purchase an additional lease. If we are to expand our business, we will need to continue to lease additional farm land on which our produce can be grown, which will require significant additional capital. To the extent that we devote resources to our proposed green foods hub, we may have to reduce the amount we spend for additional farmland, which could adversely affect the growth of our produce business.

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

Factors Affecting September 30, 2011 Results

Our revenue in the third quarter of 2011 reflected in modest decline from the third quarter of 2010, and our operations showed a modest net loss for the third quarter of 2011 as compared with net income of approximately $1.6 million for the third quarter of 2010, primarily because:

●	Due to cold weather in the spring of 2011, the harvest for new apples was delayed, as a result of which we did not sell any of the new apple crop in the third quarter of 2011.

●	Because the apple crop in 2010 was small our vendors started 2011 with a smaller volume of apples in cold storage.

●
We sold a large percentage of the apples that our cooperative farming groups held in cold storage during the first half of 2011, leaving a relatively low volume of apples available for sale during the third quarter.

●	The cost of our apples increased during the nine months ended September 30, 2011 from the comparable period of 2010, and we were not able to raise our prices to cover fully our increased expenses.

●
During 2011 we implemented a program designed to encourage large wholesalers to buy our apples, which resulted in a decline in revenue from the sale of apples under this program as we charged 2% below our standard prices under this program.

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

We generally experience higher sales in the second half of the year. Sales in second half of 2010 accounted for approximately 56% of our revenue for 2010. If sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.  Our sales in the third quarter of 2011 were lower than they were in the third quarter of 2010 for the reasons described under “Factors Affecting September 30, 2011 Results.”

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

Guangzhou Organic is tax exempt for 2008 to 2009 and is entitled to a 50% tax reduction for the three years thereafter. Due to the absence of significant business in 2008, Zhuhai Organic was entitled to tax exemption in 2007, and will be entitled to a one-year tax exemption after the business resumes. However, Zhuhai Organic did not constitute a significant source of revenue or income in 2009 or 2008. Guangzhou Greenland, which had net income from operations for the three months and nine months  period ended September 30, 2011 and 2010, is exempt from income tax in accordance with PRC tax regulations as these operations are that of an entity of a self-employed individual operating in the agriculture products industry.

Results of Operations

The following table sets forth information relating to our products for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

Period	Product	Sales	Percentage	Cost of Sales	Gross Profit
Nine Months Ended	Fuji Apples	$96,054	87.8%	$87,466	$8,587
September, 30, 2011	Emperor Bananas	9,824	9.0%	8,826	998
	Tangerine Oranges	3,348	3.1%	3,009	339
	Vegetables	115	0.1%	85	30
	Others	237	0.0%	254	(18)
	Total	$109,578		$99,642	$9,936

September 30, 2010	Fuji Apples	$80,655	85.5%	$72,225	$8,430
	Emperor Bananas	9,784	10.4%	8,553	1,231
	Tangerine Oranges	3,511	3.7%	3,110	401
	Vegetables	363	0.4%	292	72
	Total	$94,314		$84,180	$10,134

Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth the key components of our results of operations for the three months ended September 30, 2011 and 2010, in thousands of U.S. dollars and as a percentage of sales:

	Three Months Ended September 30,				Change from Three Months Ended September 30,
	2011		2010		2010 to September 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$29,540	100.0%	$30,987	100.0%	$(1,447)	(4.7)%
Cost of goods sold	27,643	93.6%	27,620	89.1%	23	0.1%
Gross profit	1,897	6.4%	3,367	10.9%	(1,470)	(43.7)%

Operating expenses:
Selling expenses	596	2.0%	728	2.3%	(132)	(18.1)%
General and administrative expenses	1,626	5.5%	1,354	4.4%	272	20.1%
Total operating expenses	2,222	7.5%	2,082	6.7%	140	6.7%
Operating income (loss)	(325)	(1.1)%	1,285	4.1%	(1,610)	(125.3)%

Other income (expenses):
Interest income	8	0.0%		0.0%	8	100.0%
Change in derivative liability	91	0.3%	320	1.0%	(229)	(71.6)%
Other income (expense)	(124)	(0.4)%	(2)	0.0%	(122)	6,100.0%
	(25)	(0.1)%	318	1.0%	(343)	(107.9)%
Income (loss) before income taxes	(350)	(1.2)%	1,603	5.2%	(1,953)	(121.8)%
Income tax
Net income (loss)	(350)	(1.2)%	1,603	5.2%	(1,953)	(121.8)%
Comprehensive income:
Net income (loss)	(350)	(1.2)%	1,603	5.2%	(1,953)	(121.8)%
Foreign currency translation adjustment	1,151	3.9%	471	1.5%	680	144.1%
Comprehensive income:	$801	2.7%	$2,074	6.7%	$(1,273)	(61.4)%

Sales. Sales decreased approximately $1.4 million, or 4.7%, to approximately $29.5 million in the three months ended September 30, 2011 from approximately $31.0 million in the three months ended September 30, 2010.  Sales of our Fuji apples decreased 9.5% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Our sales volume decreased by an aggregate of 3,941 tons in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.    Our sales declined for the reasons set forth under “Factors Affecting September 30, 2011 Results.”

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the cost of purchasing produce from the farming cooperatives plus amortization of land usage rights. Although our sales decreased, our cost of sales increased $23,177, or 0.1%, in the three months ended September 30, 2011, our cost of sales remained relatively constant reflecting increases in our cost of apples.

Gross Profit and Gross Margin. Our gross profit decreased 43.7%, from $3.4 million in the three months ended September 30, 2010 to $1.9 million for the quarter ended September 30, 2011.  As a result of the 4.7% decline in sales with a substantially constant cost of sales, our gross margins for the quarter ended September 30, 2011 was 6.4%, compared with 10.9% for the quarter ended September 30, 2010.  This decline in gross margin results primarily from the increases in our cost of apples which was not fully reflected in our prices to customers and the incentive program aimed at large wholesalers.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent and other selling expenses. These expenses decreased $131,911, or 18.1%, from $727,852 for the quarter ended September 2010 to $595,941 for the quarter ended September 2011, reflecting our reduced level of sales. As a percentage of sales, selling expenses decreased to 2.0% in the three months ended September 30, 2011 from 2.3% in the three months ended September 30, 2010.

General and Administrative Expenses. Our general and administrative expenses are comprised of travel expense, office expense, product development expense, market research expense, exhibition expense, audit expense, advisory expense and other expenses associated with our status as a public company including liquidated damages of resulting from our failure to comply with covenants in stock purchase agreements pursuant to which we sold common stock in 2010.  General and administrative expenses decreased by $271,925, or 20.1%, to approximately $1.6 million in the September 2011 quarter from approximately $1.4 million in the September 2010 quarter.

The following table sets forth information as to the items included in general and administrative expenses for the three months ended September 30, 2011 and 2010 (dollars in thousand):

	Three months ended September 30
	2011	2010
Rent	$574,204	$181,051
Compensation (other than equity-based compensation)	248,728	209,141
Equity based compensation	58,500	360,325
Liquidated damages	279,000	-
Professional fees	39,904	119,802
Other	425,924	484,007
Total	$1,626,260	$1,354,325

As a percentage of sales, administrative expenses increased to 4.4% in the September 2011 quarter as compared to 4.4% in the September 2010 quarter.

Change in Derivative Liability.   The change in derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants. We generated income from the change in derivative liability of $90,984 in the three months ended September 30, 2011 period compared to income of $320,063 for the comparable period of 2010.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.12 per share at September 30, 2011 and $0.13 per share at June 30, 2011. In April 2008, Organic Region, which was then a privately-owned company, issued, for $500,000, its one-year 18% convertible notes in the principal amount of $500,000 and warrants to purchase common stock after Organic Region effects a going public transaction, which includes a reverse acquisition with a publicly traded shell corporation. Due to variability in the terms of the warrants’ exercise price for which accounting rules preclude them from being considered as indexed to our common stock, the warrants are recorded at fair value, with changes in value reported in the income statement each period. Although the debt was paid off in 2009, the warrants remain outstanding.

Tax. Almost all of our income is generated by Guangzhou Greenland, an entity owed by Mr. Xiong Luo, our chief executive officer and president, whose financial statements are consolidated with ours pursuant to ACS 810. Our other operations operated at a loss for the three months ended September 30, 2011 and 2010. If the tax exemption were not in effect and we paid taxes at the statutory rate, our income tax expense would have been nominal and $0.3 million for the third quarter of 2011 and 2010, which would not have affected our earnings per share (basic and diluted) for the three months ended September 30, 2011 or 2010.

Net Income (Loss). As a result of the foregoing, our net loss was $350,079, or $0.00 per share (basic and diluted) for the three months ended September 30, 2011 period, as compared with a net income of $1.6 million, or $0.01 per share (basic and diluted) for the same period of 2010.

Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth the key components of our results of operations for the nine months ended September 30, 2011 and 2010, in thousands of U.S. dollars and as a percentage of sales:

	Nine Months Ended September 30,		Nine Months Ended September 30,		Change from Nine Months Ended September 30,
	2011		2010		2010 to September 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$109,578	100.0%	$94,314	100.0%	$15,264	16.2%
Cost of goods sold	99,642	90.9%	84,180	89.3%	15,462	18.4%
Gross profit	9,936	9.1%	10,134	10.7%	(198)	(2.0)%

Operating expenses:
Selling expenses	2,289	2.1%	2,182	2.3%	107	4.9%
General and administrative expenses	5,468	5.0%	3,160	3.4%	2,308	73.0%
Total operating expenses	7,757	7.1%	5,342	5.7%	2,415	45.2%
Operating income	2,179	2.0%	4,791	5.1%	(2,612)	(54.5)%

Other income (expenses):
Interest income	9	0.0%	2	0.0%	7	(350.0)%
Change in derivative liability	675	0.6%	674	0.7%	1	0.1%
Other income (expense)	(136)	(0.1)%	(7)	0.0%	(129)	1,842.9%
	548	0.5%	670	0.7%	(122)	(18.2)%
Income before income taxes	2,727	2.5%	5,461	5.8%	(2,734)	(50.1)%
Income tax
Net income	2,727	2.5%	5,461	5.8%	(2,734)	(50.1)%
Deemed preferred stock dividend			(350)	0.4%	350	(100.0)%
Net income attributable to shareholders	$2,727	2.5%	$5,111	5.4%	$(2,384)	(46.6)%
Comprehensive income:
Net income	2,727	2.5%	5,461	5.8%	(2,734)	(50.1)%
Foreign currency translation adjustment	2,426	2.2%	657	0.7%	1,769	269.3%
Comprehensive income:	$5,153	4.7%	$6,118	6.5%	$(965)	(15.8)%

Sales. Sales increased $15.3 million, or 16.2%, to $109.6 million in the nine months ended September 30, 2011 (the “September 2011period”) from $94.3million in the nine months ended September 30, 2010 (the “September 2010 period”). This increase was mainly due to a 19.6% increase in selling price of apples that is more than offset the  decrease in the tonnage of apples sold from 84,310 tons in the September 2010 period to 80,006 tons in the September 2011 period.  The effects of the increase in the selling price was also offset by the implementation of an incentive program designed to promote sales of our products to larger wholesalers and the causes described under “Factors Affecting September 30, 2011 Results.”

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our produce from our farming cooperatives and, to a significantly lesser extent, the amortization of our long-term prepayments relating to the land used by the farming cooperatives. Our cost of sales increased approximately $15.4 million, or 18.4%, to approximately $99.6 million in the September 2011 period from approximately $84.2 million in the September 2010 period, reflecting a modest increased amortization of leased land usage right.

Gross Profit and Gross Margin. Our gross profit decreased approximately $0.2 million to approximately $9.9 million in the September 2011 period from approximately $10.1 million in the September 2010 period. Gross margin was 9.1% and 10.7% for the September 2011 and September 2010 periods, respectively.  Our gross margin in the September 2011 period was affected by increases in our cost of apples which were not fully reflected in our prices of apples and our incentive program aimed at large wholesalers.

Selling Expenses. Our selling expenses are comprised of marketing expense, the salaries of our marketing staff, bonus, rent, trading expense and depreciation. Our selling expenses increased approximately $0.1 million, or 4.9%, to approximately $2.3 million in the September 2011 period from approximately $2.2 million in the September 2010 period. As a percentage of sales, selling expenses decreased to 2.1% in the September 2011 period from 2.3% in the September 2010 period. Selling

General and Administrative Expenses. Our administrative expenses increased approximately $2.3 million, or 73.0%, to approximately $5.5 million in the September 2011 period from approximately $3.2 million in the September 2010 period. As a percentage of sales, administrative expenses increased to 5.0% in the September 2011 period, as compared to 3.4% in the September 2010 period.  The principal increases are the rent expense, reflecting rent of the buildings for the distribution hub and the cold storage facility, and the liquidated damages due with to investors in certain of our private financings.  The following table sets forth information as to the items included in general and administrative expenses for the nine months ended September 30, 2011 and 2010 (dollars in thousand):

	Nine months ended September 30
	2011	2010
Rent	$1,554,943	$205,808
Compensation (other than equity-based compensation)	829,926	664,060
Equity based compensation	429,000	952,146
Liquidated damages	807,743	-
Professional fees	361,612	423,536
Other	1,484,304	914,576
Total	$5,467,528	$3,160,126

Change in Derivative Liability.  Change of derivative liability reflects a change in the value of derivative securities that were outstanding during the period.  Our only derivative security during these periods are warrants which include a provision for a change in the exercise price of the warrant if we sell common stock at a price which is less than the exercise price of the warrants.  We generated income from the change in derivative liability of $675,011 in the September 2011 period compared to income of $674,445 in the September 2010 period.  The change in fair value, as computed using the Black-Scholes option pricing model, primarily reflected the change in our stock price, which was $0.12 per share at September 30, 2011 and $0.25 per share at December 31, 2010.

Income before Income Taxes. Based on the factors described above, our income before income taxes decreased approximately $2.7 million to approximately $2.7 million in the September 2011 period, from approximately $5.5 million in September 2010 period. Income before income taxes as a percentage of sales decreased to 2.5% in the September 2011period, from 5.8% in the September 2010 period.

Income Tax.  Because of the income tax holiday, we did not incur any income tax expense in the September 2011 or September 2010 periods.  If the tax holiday were not in effect and we paid taxes at the statutory rate, our income tax expense would have been $1.8 million for the September 2011 period and $1.4 million for the September 2010 period, and the net effect on earnings per share should have be $0.00 per share for basic and diluted for the September 2011 period and $0.01 per share (basic and diluted) for the September 2010 period.  Almost all of our income is generated by Guangzhou Greenland is also a tax exempt entity owned by Mr. Luo as a self-employed individual operating a business in the agricultural industry.

Net Income.  As a result of the foregoing, our net income was approximately $2.7 million, or $0.01 (basic and diluted), for the September 2011 period and approximately $5.5 million, or $0.04 per share (basic) and $0.03 per share (diluted), for the September 2010 period.

Deemed Preferred Stock Dividend.  As a result of the terms of the series A preferred stock that we issued in the September 2010 period, we generated a $350,000 deemed preferred stock dividend, reflecting the amount by which the market price of the underlying common stock on the date of exercise and the purchase price of the common stock issuable upon conversion of the series A preferred stock on an “as if converted” basis.  We did not have any comparable item in the September 2011 period.

Net Income Available to Common Shareholders. Net income available to common shareholders for the September 2011 period was approximately $2.7 million, or $0.01 (basic and diluted).  As a result of the deemed preferred stock dividend in the September 2010 period, our net income applicable to common shareholders for the September 2010 period was approximately $5.1 million, or $0.04 per share (basic) and $0.03 per share (diluted).

Liquidity and Capital Resources

At both September 30, 2011 and December 31, 2010, we had a working capital deficiency of approximately $2.9 million.   The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category			December 31, 2010 to September 30, 2011
	September 30, 2011	December 31, 2010	Change	Percent Change
Current Assets:
Cash and cash equivalents	$617	$925	$(308)	(33.3)%
Accounts receivable, net	272	261	11	4.2%
Inventories	62	9	53	588.9%
Other current assets	138	114	24	21.1%
Total current assets	1,089	1,309	(221)	(16.8)%
Current Liabilities:
Accounts payable and accrued expenses	3,205	2,735	470	17.2%
Due to related parties	226	121	105	86.8%
Shares to be issued	300	455	(155)	(34.1)%
Derivative liability	233	908	(675)	(74.3)%
Total current liabilities	3,964	4,219	(255)	(6.0)%
Net working capital deficiency	$(2,875)	$(2,910)	$(35)	1.2%

In the September 2011 period, we generated $4.8 million in our operations, as compared with cash flow from operations of $7.1 million in the September 2010 period.  Our cash flow from operations for the September 2011 period reflected principally net income of $2.7 million, depreciation of $1.9 million, an increase in accounts payable and accrued expenses of $0.5 million, and stock compensation of $0.4 million, offset by a decrease in derivative liability of $0.7 million.  For the September 2010 period, cash flow from operations reflected net income of $5.5 million, depreciation and amortization of $0.8 million, stock compensation of $1.0 million, and a decrease in other current assets of $0.6 million, offset by a decrease in derivative liability of $0.7 million.

Cash flow used in investing activities was approximately $7.6 million in the September 2011 period, as compared with cash flow used in investing activities for the September 2010 period of $13.4 million.  The principal investing activity in 2011 was construction in progress for our proposed Metro Green distribution hub and the payment for the land usage rights for the apple plantation of $3.2 million.  Cash funds used in investing activities was for the long-term prepayment for the land lease and Metro Green distribution hub for 2010.   For 2011, our cash flow from financing activities was $2.5 million, compared with cash generated in financing activities of $5.3 million in 2010, reflecting net proceeds from the sale of the Company’s common shares.

Our primary source of funds, other than operations, was the sale of our equity securities, from which we received $2.6 million in the September 2011 period.

On January 15, 2011, we sold a total of 13,000,000 shares of common stock to a number of eight investors at $0.20 per share, for total gross proceeds of $2,600,000 pursuant to common stock purchase agreements dated as of January 15, 2011. The agreement provides that if the Company does not have its common stock listed on any of the Nasdaq or NYSE markets by December 31, 2012, the Company will, at the request of the holders, repurchase their shares at the purchase price per share plus interest at 15% per annum.

In connection with the sales of common stock during the September 2011 period, we incurred $234,000 in commissions.

During the September 2011 period, we issued a total of 70,990,114 shares of common stock in connection with the construction and interior and related construction with respect to one of the buildings to be used by our proposed Metro Green distribution hub costing approximately $16.8 million.  With respect to one agreement, covering 12,307,907 shares of common stock, we agreed that if, one year from the commencement of the contractor’s work on the project the price of our common stock is less than $0.25 per share, we would pay the contractor in cash the difference between the value of the shares and $3,076,977. However, in the third quarter 2011, the contractor waived the stock pricing guarantee provision.

We believe that our cash flow from operations will provide us with sufficient funds to enable us to continue our basic operations, including the purchase of additional land usage rights for growing our produce. In the past, we have leased farmland for periods of 25 years on terms which required us to make all of the lease payments at the inception of the lease, which has required us to make significant cash outlays in the past.  These payments were approximately $3.2 million in the September 2011 period and $3.3 million in the September 2010 period.  The funding for these leases was generated from our operations.

In order to conserve cash and grow all business operations, we plan to sublease the entire Metro Green facilities to third parties who would sell their own products in the wholesale market, although as of the date of this report we have not received any commitments from potential tenants and it may take a considerable time before we have subleased any significant portion of our space, which consists of approximately 600,000 square feet in two buildings.  In addition, we are seeking potential investors for the Metro Green Project. There is no assurance that we will be able to sublease the Metro Green Project or, find suitable investors in the near-term, and we will continue to incur rent and other expenses related to the Metro Green Project, regardless of whether we sublease any space to third parties or develop the business ourselves.  We are seeking potential investors for the Metro Green Project; however, because of the low price of our common stock, the lack of an active trading market and our capital structure, we may not be able to obtain such financing on reasonable terms, if at all. We cannot assure you that we will be able to rent the distribution hub or find suitable investors.  Further, in view of the general tightening of credit in China, it is not likely that we will be able to obtain bank financing for the Metro Green Project.  If we are not able to obtain adequate financing for the distribution hub, it may be necessary for us to discontinue the Metro Green Project or seek to sell or lease that business or our current business.  We intend to investigate possible financing alternatives, although we cannot give any assurance that we will be able to raise the necessary financing on acceptable terms, if at all.  The failure to obtain necessary financing could materially impair our business.

Further, we anticipate that we will continue to require funds for our current operations and we cannot be sure of the availability or terms of any third party financing.  Any financing that may be available may be on terms which are not favorable to us and our stockholders and may result in significant dilution to our stockholders and may include provisions which may restrict our operations or which may result is significant costs following the completion of the closing in the event that we are unable to meet the terms of any covenants which the investors may require as a condition of any financing.  In addition, if our outstanding warrants are not exercised, the presence of such a large number of warrants combined with the lack of an active trading market in our stock, our low stock price, and our need to restate our financial statements and our filing of a Form 8-K in 2010 stating that you cannot rely on our previously issued financial statements may impair both our ability to raise capital in the equity markets and the terms on which any funds could be made available to us.  Although we are seeking equity and debt financings to provide us with the funds we require for our Metro Green Project, as of the date of this annual report, we do not have any formal or informal agreement or understanding with respect to any transaction which would provide us with the necessary cash.  The failure to obtain funding when required could significantly impair our ability both to develop the Metro Green Project and to continue our existing business.

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

Cost of Goods Sold – Cost of goods sold includes product costs, net of discounts and allowances, and the amortization of the long-term prepayment of our land usage rights. Discounts provided to us by vendors at the time of purchase are recognized as a reduction in inventory cost as the products are delivered. All other costs, including warehousing costs, transportation costs; salaries, rent expense and depreciation expense, are shown separately in selling expenses or general and administrative expense in our consolidated statements of income.

Foreign Currency Translation – We use United States dollars for financial reporting purposes. Our subsidiaries maintain their books and records in their functional currency - RMB, which is currency of China, and the Hong Kong dollar.   Such financial statements were translated into United States dollars in accordance with ASC. Pursuant to ASC 830, all assets and liabilities are translated at the current exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 as a component of stockholders’ equity.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

In the nine months ended September 30, 2011, the FASB has issued several ASU’s, – ASU No. 2011-01 through ASU No. 2011-09. Except for ASU No. 2011-04 and No. 2011-05, which are discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   As previously reported in our Form 10-K for the year ended December 31, 2010, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and, during our assessment, management identified significant deficiencies related (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2010.  Management has specifically observed that our accounting systems and current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. We have in the past, and are continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to stockholders equity transactions, derivatives and income taxes. We need to institute processes that enable us to improve and monitor tax compliance requirements at regular intervals.

On August 23, 2010, we concluded, after a review of the pertinent facts, that the previously issued financial statements originally contained in our annual report on Form 10-K for the year ended December 31, 2009 should not be relied upon due to the following:

●
We improperly allocated, for financial statement purposes, the proceeds received in connection with the April 2008 debt financing transaction and the August and December 2009 preferred stock financing transactions. The restated financial statements include the effects of properly allocating the financing proceeds between (i) the debt or preferred stock, as applicable, (ii) any derivative liabilities associated with warrants for the purchase of common stock, and (iii) any beneficial conversion features as a component of additional paid-in capital, which allow the debt and preferred stockholders to convert their investment into the Company’s common stock on favorable terms.

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

●
A beneficial conversion feature was inappropriately recorded as a debt discount on the April 2008 financing in addition to being amortized over the subsequent 12 months with a charge to expense. Furthermore, separate beneficial conversion features associated with the December 2009 preferred stock financings were erroneously omitted due to a misallocation of proceeds for financial statement purposes..

●	Earnings per share of common stock was required to be restated to include the effects of the restated financial statements

We believe that our internal control risks are sufficiently mitigated by the fact that our chief executive officer and chief financial officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Our management and our board of directors believe that we must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION

Date: November 14, 2011	By:	/s/ Xiong Luo
Xiong Luo, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Huasong Sheena Shen
Huasong Sheena Shen, Chief Financial Officer
(Principal Financial Officer Officer)