Form 10-K
period 2021-12-31
Sino Green Land Corp.
filed 2022-03-29
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SGLA	The OTC Market – Pink Sheets

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2021
Common Stock, $0.001 par value	730,039,317

SINO GREEN LAND CORP.

(Formerly GO SILVER TOPRICH HOLDING INC)

FORM 10-K

For the Fiscal Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “SINO” are references to Sino Green Land Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

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

(a) Business Development

The Company was organized under the laws of the State of Nevada on March 2008, under the name of Henry County Plywood Corporation, as the successor by merger to a Virginia corporation organized in May 1948 under the same name. On March 17, 2009, the Company’s corporate name was changed to Sino Green Land Corporation. The Company was a development stage company with the goal of acquire private corporations that are involved in recovering scrap or waste plastic and to reprocess, recycle, sales and distribution of reusable plastics.

Prior to 2013, the Company engaged in wholesale distribution, marketing and sales of premium fruits in China.

Business operations for Sino Green Land Corp. and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2019. The Company filed its last 10Q in 2011, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have been settled and the subsidiaries have been spun-off in by the current management in 2012.

On December 30, 2019, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Custodian Ventures LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock (“Court Order”).

The court awarded custodianship to Mr. David Lazar (“Mr. Lazar”) based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, Mr. Lazar was appointed sole officer and director (“Change in Principle Officer’).

On January 7, 2020, Mr. Lazar announced the Court Order and Change in Principle Officer through Form 8-K filing. The filing also mentioned Change in company name from Sino Green Land Corp to Go Silver Toprich Inc.

The Company was severely delinquent in filing annual reports for the Company’s charter. The last annual report was filed on March 31, 2011 in on Form 10-K. In addition, the Company was subject to Exchange Act reporting requirements including filing 10Q’s and 10Ks. The Company filed its last 10Q for quarter ending September 30, 2011, and was out of compliance with Exchange Act reporting. Mr. Lazar attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Mr. David Lazar of Custodian Ventures LLC applied to the Court for an Order appointing Mr. Lazar as the Custodian. This application was for the purpose of reinstating SGLA’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

On June 10, 2020, SGLA, Custodian Ventures, LLC, and Mr. David Lazar entered into a settlement agreement whereby Custodian Ventures LLC shall dismiss its custodianship, and SGLA shall resume operations of the business, and each party shall provide each other mutual releases. In consideration of the release, SGLA to pay Custodian Ventures LLC $15,000 towards its costs and expenses as the settlement to dismiss its custodianship with the Court.

Mr. Lazar performed the following actions in its capacity as custodian:

●	Funded any expenses of the Company including paying off outstanding liabilities
●	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
●	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the Company:

●	Nevada Secretary of State for reinstatement of the Company
●	Transfer agent, Island Stock Transfer
●	Amended and Restated Articles of Incorporation for the Company.

Upon appointment as the Custodian of SGLA and under its duties stipulated by the Nevada court, Mr. Lazar took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the Company with the Nevada Secretary of State. Mr. Lazar also had authority to enter into contracts and find a suitable merger candidate. The Custodian or Mr. Lazar did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on July 2, 2020.

On July 2, 2020, pursuant to the Settlement Agreement and court dismissal of the custodianship, SGLA has resume operations of the business, Mr. Lazar resigned his position of sole officer and director and the former management Mr. Xiong Luo has been re-appointed as director and officer of SGLA.

On July 2, 2020, Ms. Teresa Wo has been appointed as President, Ms. Elise Wong Ching Wing as Treasurer and Ms. Erin Wong as Secretary.

On August 31, 2020, the Company changed its name from Go Silver Toprich Inc. back to Sino Green Land Corp.

On December 2, 2021, Mr. Xiong Luo has notified the resignation his position as the Chief Executive Officer and director of the Company to the Board of Directors. His resignation will be effective on the December 31, 2021. Xiong Luo’s resignation was not because of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

The current President and Director, Wo Kuk Ching, will be acting CEO until the next suitable candidate is identified.

We are currently a shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2.

(b) Business of Issuer

Sino Green Land Corp. is a developmental stage company, incorporated under the laws of the State of Nevada on March 2008. Our plan of business has not been implemented but will incorporate the acquisition of private corporations involved in recovering scrap or waste plastic and to reprocess, recycle, sales and distribution of reusable plastics.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions.

All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

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

The Company intends to implement its business plan upon raising capital. Subject to available capital, the Company intends to invest in:

Development

●	building of the recycling and extrusion facility
●	on-site contractor services during facility preparation
●	local engineering and acquisition of lab equipment and supplies

Implementation

●	Promoting international understanding/international-mindedness and/or global awareness/understanding
●	Being active in global engagement/global or world citizenship
●	Increasing intercultural understanding and respect for difference
●	Encouraging tolerance and commitment to peace
●	Marketing & Sales development, Operations expenditures

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

●	Potential for growth, indicated by anticipated market expansion or new technology;
●	Competitive position as compared to other plastic recycling plants of similar size and experience within the segment as well as within the industry as a whole;
●	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
●	The extent to which the business opportunity can be advanced in the marketplace; and
●	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement our business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

As of the time of this filing, the Company has not implemented its business plan.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective plastic recycling program that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Competition

Our company expects to compete with many countries in the plastic recycling industry. In addition, there are several competitors that are larger and more profitable than SGLA. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our funding sources will establish us in an already established industry. Additionally, we expect that establishing our product offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new competitor entering the plastic recycling marketplace, thereby further mitigating the impact of competition on our future operations and results.

Compliance with plastic recycling standards and guidelines will increase development costs and the cost of operating our business. In turn, we may not be able to meet the competitive price point for our products dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will be able to implement our business plan and have no merger candidates as of the time of this filing.

Employees

As of December 31, 2021, we had two officers, directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our business plan involves a number of very significant risks. Our future business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Our officers and directors reside outside the United States, investors may have limited legal recourse against them including difficulties in enforcing judgments made against them by U.S. courts. There is neither treaty nor any reciprocal arrangement between China and the United States regarding recognition or enforcement of civil judgments.

Our business operations may be materially and adversely affected by the outbreak of the Coronavirus (“COVID-19”).

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labelled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID-19 outbreak on our business include:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in our industry have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

We are unable to accurately predict the impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future should there be, at any point, another global pandemic.

Resale limitations of Rule 144(i) on your shares

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s current or former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the one-year period since it filed its Form 10 information if the company is not current on all of its periodic reports required to be filed within the SEC during the 12 months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10K for the preceding 12 months and since the filing of the Form 10, or Rule 144 is not available for the resale of securities

We face a number of risks associated with our business plan, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to complete our business plan. The risks commonly encountered in implementing our business plan is insufficient revenues to offset increased expenses associated with finding a merger candidate. Failure to raise sufficient capital to carry out our business plan. Additionally, we have no operations at this time so our expenses are likely to increase and it is possible that we may incur substantial debt or convertible debt in order to complete our business plan, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have no operations and future implementation of our business plan is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. In the event we complete a business plan, the success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

There can be no assurance that we will successfully consummate a business plan or internally develop a successful business

We are a blank check company and can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will successfully implement our business plan. We cannot guarantee that we will be able to negotiate contracts on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business plan or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of this Form 10, we will be an SEC reporting company. The Company currently has no business and no revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $70,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into an acquisition or merger with the most attractive private companies and others

From time to time the Company may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business may result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have officers and directors of the Company that are critical to our chances for business success. We are dependent on their services to operate our business and the loss of these persons, or any of them would have an adverse impact on our future operations until such time as he or she could be replaced, if he could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on their lives.

Because we are significantly smaller than the some of our competitors, we may lack the resources needed to capture market share

The plastic recycling industry is highly competitive, and our business plan has not been implemented and we are smaller in size than some of our competitors. We are at a disadvantage as a blank check company, we do not have an established business. Many of our competitors have an already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future production. No assurance can be given that we will be able to compete successfully within the plastic recycling industry.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited

We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan

Our management has limited experience in the plastic recycling industry and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Legal disputes could have an impact on our Company

We plan to engage in business matters that are common to the business world that can result in disputations of a legal nature. In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Our common stock is quoted on the OTC MARKETS. An investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future

Our common stock is quoted on the OTC Markets. The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our stock trades below $5.00 per share and is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

If our stock trades below $5.00 per share and is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of July 27, 2021, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately of our 57.94% issued and outstanding shares of common stock. As a result, such persons can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company.

Risks Related to Doing Business in Hong Kong

On October 22, 2021, the Company announced that it had moved its headquarters from Hong Kong to Malaysia with new address at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia. Following the reallocation, all existing and future operations will be run in Malaysia. The company does not foresee any existing or future operations to be bounded nor affected due to its previous position in Hong Kong. Risk factors related to doing business in Hong Kong, as disclosed in page 12 due to its previous position in Hong Kong, may no longer be relevant or applicable going forward.

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in Hong Kong.

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

The Company is headquartered and has minimal operations in Hong Kong. The Company will not use variable interest entities to execute its business plan in the future nor acquire a company that uses or may use a variable interest entity structure to conduct China-based operations. The Company plans to acquire private corporations in the business of in recycling, sales and distribution of reusable plastics in the South East Asia region particularly Malaysia. As of current stage, The Company intends to implement its business plan upon raising capital which will be further elaborated under our business plan in page 5. None of the aforesaid business activities appears to be within the current targeted areas of concern by the Chinese government. The Company plans to continue to explore future potential business opportunities in the South East Asia region, in particular Malaysia. Nonetheless, it intends to keep Hong Kong as part of its operating structure going forward and this would potentially subject it to political and economic influence from China to the extent of such operations.

Because of the Company’s subsidiary in Hong Kong and its operations there, there is always a risk that the Chinese government may, in the future, seek to affect operations of any company with any level of operations in China including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent extension of authority not only in China but into Hong Kong, there are risks and uncertainties which it cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in Hong Kong and China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our headquarter is based in Hong Kong. U.S. regulators, such as, but not limited to, the Department of Justice, the SEC, PCAOB, and other authorities would likely incur difficulties in any potential investigations or inspections given the location of our headquarter is in Hong Kong

We are a Nevada corporation, however our headquarter is based in Hong Kong, located outside of the United States.

As a result, it may be difficult for US Regulators of all kinds to investigate or carry out inspections, of any kind, into or regarding our operations due to the complex relationships between and among the United States, Hong Kong, and the People’s Republic of China (PRC). There are also logistical issues with enforcing any actions on Companies that operate overseas. There would likely be varying issues of jurisdiction, notwithstanding the historically complex relationships among the PRC and United States, or between other nations and the United States. There is also uncertainty as to whether the courts of Hong Kong, the PRC or any other Asian countries, would recognize or enforce judgments of U.S. courts or US Regulators overseas within their own jurisdictions. These factors all create a risk that should be considered before investing in our Company.

Our shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCCA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021 is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCA Act.

The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

Our current auditor, JP Centurion & Partners PLT (“Centurion”) who is the independent registered public accounting firm that issues the audit report included in this registration statement, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, are subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards.

PCAOB has notified each PCAOB-Identified Firm of its determination and also publish the list on its website on Dec 16, 2021. Our current auditor, Centurion, is not subject to the determinations announced by the PCAOB on December 16, 2021.

We are not aware of any reasons to believe or conclude that Centurion would not permit an inspection by PCAOB or that either one may not be subject to such inspection. However, given the recent developments, we cannot assure you whether the relevant regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. However, there is a possible risk that the PCAOB may be unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. In addition, there might be a risk that lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain. Such uncertainties could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCA Act. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

In addition to the above mentioned, in accordance with the HFCA Act, we hereby declare the Company is not owned or controlled by any government entity in the relevant jurisdiction.

Changes in Hong Kong’s economic, political or social conditions or government policies could have a material adverse effect on our future business and operations.

Currently we do not have any substantial assets and operations in Hong Kong. Nonetheless, our business direction going forward would be focused in the Hong Kong and South East Asia region which accordingly, could be influenced by changes in political, economic and social conditions in Hong Kong generally. Given the recent influence exerted on Hong Kong by the China government, we are unsure how the political, economic and social conditions in Hong Kong will or might, develop into one mirroring the existing conditions in China.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our future business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our future business and operating results.

The implementation and interpretation of National Security Law in Hong Kong involves uncertainty.

On 30 June 2020, China’s top legislature unanimously passed a new National Security Law for Hong Kong that was enacted on the same day. Similar to PRC’s laws and regulations, the interpretation of National Security Law involves a degree of uncertainty.

The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect.

Depending on the government agency or how an application or case is presented to such agency, we may receive less favourable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

Anti-monopoly and unfair competition claim or regulatory actions against us may result in our being subject to fines, constraints on our business and damage to our reputation.

The PRC government has recently enhanced its enforcement of anti-monopoly laws and regulations. In December 2020, the PRC central government announced that strengthening anti-monopoly measures and preventing the disorderly expansion of capital has become one of its focuses in 2021, and the government targets to improve digital regulations and legal standards for the identification of platform enterprise monopolies, for the gathering, usage and management of data, and for the protection of consumer rights. The PRC anti-monopoly enforcement agencies have in recent years strengthened enforcement under the PRC Anti-monopoly Law, including conducting investigations and levying significant fines, with respect to concentration of undertakings, cartel activity, monopoly agreements as well as abusive behaviour by companies with market dominance. In order to comply with existing laws and regulations and new laws and regulations that may be enacted in the future, we may need to devote significant resources and efforts, including restructuring affected businesses and adjusting investment activities, which may materially and adversely affect our business, growth prospects, reputation and the trading prices of our securities.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

In connection with any future offering, we may be subjected to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may also be subjected to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. Going forward we may have operations, agreements with third parties, and make sales in China, which may experience corruption. Our future activities in China may create the risk of unauthorized payments or offers of payments by one of the employees of our company, because sometimes these employees are out of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The Hong Kong government may face further restrictive measures from PRC government in the future.

We cannot assure you that the Hong Kong government will not be facing further restrictive measures from PRC’s government in the future. The PRC government’s further potential restrictive regulations and measures could increase our existing and future operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our existing and future business operations, which could further adversely affect our business and prospects.

Risks Related to Our Shareholders and Shares of Common Stock

We cannot assure that there will be a trading market for our common stock.

There is currently no trading market for our common stock, and we cannot assure that a trading market will develop. We have no established relationship with any securities broker-dealer to initiate and maintain market quotations in our common stock, and we cannot assure that we will be able to complete the steps necessary to enable market quotations to commence. We will have no control over the price at which our common stock may be quoted or traded.

The price of our common stock may experience considerable volatility over time.

If our shares do begin active trading, the trading price may become subject to large price fluctuations in response to a number of events and factors, such as variations in operating results, our announcements of projects developments, announcements of competitors, changes in financial estimates, regulatory changes, recommendations by securities analysts, the share price performance of other companies that investors may deem comparable to us, news reports relating to trends in our markets, large purchases or sales of our common stock, liquidity (or absence of liquidity) in our common stock, currency fluctuations, and general economic conditions. These fluctuations may adversely affect the trading price of our common stock, regardless of our financial performance.

Our common stock is be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell

A common stock is a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 780,000,000 shares of common stock of which 730,039,317 shares are currently outstanding and 20,000,000 shares of Preferred Stock are authorized, of which 1,259,858 shares are outstanding. Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our directors have the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 20,000,000 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore, you may not derive any income solely from ownership of our stock

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We have a physical office located in No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia. Our office is provided rent free by our director Teressa Wo.

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

Common Stock

The Company is authorized to issue 780,000,000 shares of common stock.

As of December 31, 2021, the Company has 730,039,317 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock.

As of December 31, 2021, the Company has 1,259,858 shares issued and outstanding.

Transfer Agent and Registrar

The transfer agent for our capital stock is EQ Shareowner Services, with an address at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120 and telephone number is +1(800)401-1957.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Revenues for the year ended December 31, 2021 and 2020

The Company did not generate any revenue for the year ended December 31, 2021 and 2020.

Cost of Revenue and Gross Margin

For the year ended December 31, 2021 and 2020, there were no cost incurred nor generated any gross profit.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 and 2020 amounted to $143,983 and $39,343 respectively. These expenses primarily comprised of company renewal fee and professional fees.

Net Loss

For the year ended December 31, 2021 and 2020, the Company has incurred a net loss of $143,983 and $39,343 respectively. The loss is mainly derived from the general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had no cash and cash equivalents. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

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

Income taxes

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

The Company has accumulated approximately $36,834,447 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Net income/(loss) per share

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the year ended December 31, 2021 as these would have an anti-dilutive impact on earnings per share.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Teresa Wo Kuk Ching	67	President, Director
Elise Wong	43	Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Teresa Wo Kuk Ching– President, Director

Ms. Teresa Wo graduated from University of London in 2010 with a Bachelor of Science in Accounting and Finance, and in 2017, obtained her Advanced Diploma in Business Administration from Society of Business Practitioners. She was a financial planner of Chubb Life Insurance Company Ltd from 2003 to 2011, and from 2011 to 2020, as Senior Branch Manager of Manulife (International) Limited.

Teresa Wo Kuk Ching was appointed as President and Director of the Company on July 2, 2020. She is also the acting CEO of the company after the resignation of former CEO, Mr. Xiong Luo which will be effective on December 31, 2021.

Elise Wong– Treasurer, Director

Ms. Elise Wong graduated from University of California, Davis, in 2005 with a BSc Computer Science, and in 2011, obtained her Master of Science in Finance from University of Hong Kong. Ms. Elise Wong has a Financial Advisers’ International Qualification (FAIQ) from Institute of Financial Planners of Hong Kong (“IFPHK”) in 2014 and Qualified Retirement Advisor (QRA) Holder from IFPHK in 2017. She served as Senior Financial Consultant of Manulife (International) Limited. From 2010 to 2020.

Elise Wong was appointed as the Treasurer and Director of the Company in July, 2020.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

For the past two years, no sole officer or director has received any cash remuneration. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity to date. Our officer and director intend to devote all of his time to SGLA.

The Company for the benefit of its employees has adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 730,039,317 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors

Teresa Wo Kuk Ching[1] President, Director Address: 8H, Tower 21, Laguna Verde, 8 Laguna Verde Road, Hung Hom	380,000,000	52.05%	52.05%
Wong Ching Wing, Elise[2] Treasurer, Director Address: 8H, Tower 21, Laguna Verde, 8 Laguna Verde Road, Hung Hom	20,000,000	2.74%	2.74%
Erin Wong[3] Secretary Address: 8H, Tower 21, Laguna Verde, 8 Laguna Verde Road, Hung Hom	20,000,000	2.74%	2.74%

5% or Greater Shareholders Empower International Trading Sdn Bhd Address: No.5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia	60,000,000	8.22%	8.22%

Notes to table:

1Ms Teresa Wo is the spouse of Mr Xiong Luo, former CEO and director of SGLA

2Ms Elise Wong Ching Wing is the daughter of Ms Teresa Wo, President of SGLA

3Ms Erin Wong is the daughter of Ms Teresa Wo, President of SGLA

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (730,039,317 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 730,039,317 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

David Lazar is considered a promoter(s) under the meaning of Securities Act Rule 405. Mr. Lazar was appointed custodian of the Company and under its duties stipulated by the Nevada court. Mr. Lazar took initiative to organize the business of the issuer. As custodian, his duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Mr. Lazar was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was dismissed on July 2, 2020.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

As discussed in Item 1, the Company is deemed a shell company. As disclosed in Item 4, there are several persons, Mr. Xiong Luo is considered control persons and acquired control of the Company. As discussed in Item 1, Mr. Xiong Luo, the former management has entered into a settlement agreement with the Custodian to take control of the Company.

Mr. Xiong Luo is our former CEO and President. He is not deemed to be independent under applicable rules. We have not established any committees of the Board of Directors.

Our President, Ms Teresa Wo and our Treasurer, Ms. Elise Wong are the spouse and daughter of our former CEO, Mr. Xiong Luo respectively.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Related Party Transactions

For the year ended December 31, 2021 the Company has no transactions with related parties.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit fees	$16,756	$12,000
Total	$16,756	$12,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Sino Green Land Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORP.
(Name of Registrant)

Date: March 29, 2022	By:	/s/ Wo Kuk Ching
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Sino Green Land Corp.

No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7,

43500 Semenyih, Selangor, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino Green Land Corp. (the ‘Company’) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia Date: March 30, 2022

SINO GREEN LAND CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2021 (Audited)	2020 (Audited)
ASSETS
CURRENT ASSETS
Deposits paid, prepayments and other receivables	$-	$-
Account receivables	-	-
Cash and cash equivalents	-	-

Total current assets	-	-

NON-CURRENT ASSETS
Investment in other companies	$-	$-

Total non-current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable and accrued expenses	$26,602	$12,602
Amount due to related party	160,397	-
Amounts due to director	-	30,414
Total current liabilities	186,999	43,016

TOTAL LIABILITIES	$186,999	$43,016

STOCKHOLDERS’ DEFECIT
Common stock, $0.001 par value; 780,000,000 shares authorized; 730,039,317 issued and outstanding, respectively	$730,039	$730,039
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,259,858 issued and outstanding, respectively	1,260	1,260
Additional paid-in capital	35,916,149	35,916,149
Accumulated other comprehensive loss	-	-
Accumulated deficit	(36,834,447)	(36,690,464)

	(186,999)	(43,016)
TOTAL STOCKHOLDERS’ DEFICIT	(186,999)	(43,016)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to consolidated financial statements.

SINO GREEN LAND CORP.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	-	-

SELLING AND DISTRIBUTION EXPENSES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(143,983)	(39,343)

LOSS BEFORE INCOME TAX	(143,983)	$(39,343)

INCOME TAXES PROVISION	-	-

NET LOSS	(143,983)	(39,343)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(143,983)	$(39,343)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	730,039,317	730,039,317

See accompanying notes to consolidated financial statements.

SINO GREEN LAND CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK
	Number of Shares	Amount	PREFERRED STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED PROFIT/ (DEFICIT)	TOTAL EQUITY
Balance as of January 01, 2020	730,039,317	$730,039	$1,260	$35,916,149	$(36,651,121)	$(3,673)
Net loss		$-	$-	$-	$(39,343)	$(39,343)
Balance as of December 31, 2020	730,039,317	$730,039	$1,260	$35,916,149	$(36,690,464)	$(43,016)

Net loss		$-	$-	$-	$(143,983)	$(143,983)
Balance as of December 31, 2021	730,039,317	$730,039	$1,260	$35,916,149	$(36,834,447)	$(186,999)

See accompanying notes to consolidated financial statements

SINO GREEN LAND CORP.

STATEMENT OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2021 (Audited)	For the year ended December 31, 2020 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,983)	$(39,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,000	12,069
Amount due to a director	(30,414)	27,274
Amount due to related party	160,397	-
Net cash used in operating activities	-	-

CASH FLOW FROM INVESTING ACTIVITY:
Investment in other companies	-	-
Net cash used in investing activity	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Share subscriptions receipts	-	-
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

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

The Company has adopted December 31 as its fiscal year end.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Cost of revenue

For the year ended December 31, 2021 and 2020, there were no cost incurred nor generated any gross profit.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2021, the Company incurred a net loss of $143,983, a net current liability of $186,999 and a negative shareholder’s fund of $36,834,447. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Not applicable.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. ACCOUNT PAYABLE AND ACCRUED EXPENSES

	As of	As of
	December 31, 2021 (Audited)	December 31, 2020 (Audited)
Accrued audit fees	9,000	12,000
Accrued accounting fees	4,000	-
Accrued professional fees	13,000	-
Accrued transfer agent fee	602	602
Total account payable and accrued expenses	$26,602	$12,602

4. AMOUNT DUE TO DIRECTOR

As of December 31, 2021, there were no advances from director. As of December 31, 2020, a director of the Company advanced $30,414, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

	As of	As of
	December 31, 2021 (Audited)	December 31, 2020 (Audited)
Amount due to director	$-	$30,414

Total amount due to director	$-	$30,414

5. INCOME TAXES

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

The Company has accumulated approximately $36,834,447 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

SINO GREEN LAND CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company has no commitments or contingencies involved.

7. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021, there was a related party transaction of 160,397. For the year ended December 31, 2020 the Company has no transactions with related parties.

	As of	As of
	December 31, 2021 (Audited)	December 31, 2020 (Audited)
Amount due to related party	160,397	-
Total amount due to related party	$160,397	$-

8. SIGNIFICANT EVENT

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, Mr. Xiong Luo has notified the Board of directors on his resignation as the CEO and director of the company which will be effective on the December 31, 2021.

