Form 10-Q
period 2022-03-31
Sino Green Land Corp.
filed 2022-05-12
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $0.001 par value	730,039,317

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

(Formerly GO SILVER TOPRICH HOLDING INC)

FINANCIAL STATEMENTS

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

BALANCE SHEETS

As of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2022	2021

Asset
Prepayment	$548	$-
Total Current Asset	548	-
Total Asset	548	-

Liabilities
Accounts payable and accrued expenses	19,700	26,602
Amount due to related party	171,054	160,397
Total Current Liabilities	190,754	186,999
Total Liabilities	190,754	186,999

Stockholders’ Deficit
Common stock, $0.001 par value; 780,000,000 shares authorized; 730,039,317 issued and outstanding, respectively	730,039	730,039
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,259,858 issued and outstanding, respectively	1,260	1,260
Additional paid-in capital	35,916,149	35,916,149
Accumulated deficit	(36,837,654)	(36,834,447)
Total Stockholders’ Deficit	(190,206)	(186,999)
Total Liabilities and Stockholders’ Deficit	$548	$-

See accompanying notes to financial statements

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF OPERATIONS

For the Three months ended March 31, 2022 (Unaudited) and 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended
	March 31, 2022		March 31, 2021
Revenues		$-	$-

Operating Expenses
Other General & Administrative Expense		3,207	2,807
Total Operating Expenses		3,207	2,807

Profit/(Loss) from operations		(3,207)	(2,807)

Other Income/(Expenses)		-	-

Total Other Income/(Expenses)		-	-

Net Income/(Loss) before Income Taxes		(3,207)	(2,807)

Income Tax Benefit		-	-

Net Income/(Loss)		(3,207)	(2,807)

Net Loss per Common Share - Basic and Diluted	$
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		730,039,317	730,039,317

See accompanying notes to financial statements

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three months ended March 31, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2019	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,651,121)	$(3,673)
Net loss						(39,343)	(39,343)
Balance, December 31, 2020	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,690,464)	$(43,016)
Net loss	-	-	-	-	-	(143,983)	(143,983)
Balance, December 31, 2021	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,834,447)	$(186,999)
Net loss						(3,207)	(3,207)
Balance, March 31, 2022	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,837,654)	$(190,206)

See accompanying notes to financial statements

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF CASH FLOWS

For the Three months ended March 31, 2022 (Unaudited) and 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(3,207)	$(2,807)
Changes in Operating Assets and Liabilities
Prepayment	(548)	-
Accounts payable and accrued expenses	(6,902)	-
Amount due to director	-	2,807
Amount due to related party	10,657	-
Net Cash Used in Operating Activities	-	-

Net Increase/(Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

See accompanying notes to financial statements

SINO GREEN LAND CORPORATION

Formerly gO silver toprich holding inc.

NOTES TO FINANCIAL STATEMENTS

As of and for the Three months ended March 31, 2022

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the three months ended March 31, 2022 as these would have an anti-dilutive impact on earnings per share.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2022 of $36,837,654 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2022, the Company has 730,039,317 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock.

As of March 31, 2022, the Company has 1,259,858 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Luo Xiong, former CEO and director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $171,054 as of March 31, 2022.

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

The Company has accumulated approximately $36,837,654 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SIGNIFICANT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our previous Form 10-K, for the period ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our 10-K, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

3

Results of Operation

For the three months ended March 31, 2022 and 2021

Revenues

For three months ended March 31, 2022 and 2021, the Company did not generate any revenue.

Cost of Revenue and Gross Margin

For the three months ended March 31, 2022 and 2021, there were no cost incurred nor generated any gross profit.

General and administrative expenses

For the three months ended March 31, 2022 and 2021, we had general and administrative expenses in the amount of $3,207 and $2,807 which was primarily comprised of company renewal fee and professional fees.

Net Loss

For the three months ended March 31, 2022 and 2021, the Company has incurred a net loss of $3,207 and $2,807. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and cash equivalents. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022.

Going Concern Uncertainties

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $3,207 and have accumulated stockholders’ deficit of $36,837,654 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORP.
(Name of Registrant)

Date: May 12, 2022
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

9