Form 10-Q
period 2022-06-30
Sino Green Land Corp.
filed 2022-08-15
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

43500 Semenyih, Selangor, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 8727 8732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.50 par value	SGLA	OTC Market – Pink Sheets

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

YES ☐NO ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock, $0.50 par value	1,460,079

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

(Formerly GO SILVER TOPRICH HOLDING INC)

FINANCIAL STATEMENTS

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

BALANCE SHEETS

As of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2022	2021

Assets
Prepayment	$548	$-
Total Assets	548	-

Liabilities
Accounts payable and accrued expenses	13,200	26,602
Amount due to related party	185,457	160,397
Total Current Liabilities	198,657	186,999
Total Liabilities	198,657	186,999

Stockholders’ Deficit
Common stock, $0.50 par value; 780,000,000 shares authorized; 1,460,079 issued and outstanding, respectively	730,039	730,039
Preferred stock, $0.50 par value; 20,000,000 shares authorized; 2,520 issued and outstanding, respectively	1,260	1,260
Additional paid-in capital	35,916,149	35,916,149
Accumulated deficit	(36,845,557)	(36,834,447)
Total Stockholders’ Deficit	(198,109)	(186,999)
Total Liabilities and Stockholders’ Deficit	$548	$-

See accompanying notes to financial statements

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF OPERATIONS

For the Six months and Three months ended June 30, 2022 (Unaudited) and 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended			Three months ended
	June 30, 2022		June 30, 2021	June 30, 2022	June 30, 2021
Revenues		$-	$-	$-		$-

Operating Expenses
Other General & Administrative Expense		11,110	85,613	7,903		82,807
Total Operating Expenses		11,110	85,613	7,903		82,807

Profit/(Loss) from operations		(11,110)	(85,613)	(7,903)		(82,807)

Other Income/(Expenses)		-	-	-		-

Total Other Income/(Expenses)		-	-	-		-

Net Income/(Loss) before Income Taxes		(11,110)	(85,613)	(7,903)		(82,807)

Income Tax Benefit		-	-	-		-

Net Income/(Loss)		(11,110)	(85,613)	(7,903)		(82,807)

Net Loss per Common Share - Basic and Diluted	$				$
Weighted Average Number of Common Shares Outstanding - Basic and Diluted		1,460,079	730,039,317	1,460,079		730,039,317

See accompanying notes to financial statements

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six months ended June 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Shares	Par Value, $0.001/$0.50	Shares	Par Value, $0.001/$0.50	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2019	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,651,121)	$(3,673)
Net loss						(39,343)	(39,343)
Balance, December 31, 2020	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,690,464)	$(43,016)
Net loss	-	-	-	-	-	(143,983)	(143,983)
Balance, December 31, 2021	730,039,317	$730,039	1,259,858	$1,260	$35,916,149	$(36,834,447)	$(186,999)
Net loss						(11,110)	(11,110)
Balance, June 30, 2022	1,460,079	$730,039	2,520	$1,260	$35,916,149	$(36,845,557)	$(198,109)

Sino Green Land Corporation

(FORMERLY Go Silver Toprich Holding Inc)

STATEMENTS OF CASH FLOWS

For the Six months ended June 30, 2022 (Unaudited) and 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(11,110)	$(85,613)
Changes in Operating Assets and Liabilities
Prepayment	(548)	-
Accounts payable and accrued expenses	(13,402)	39,613
Amount due to director	-	46,000
Amount due to related party	25,060	-
Net Cash Used in Operating Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

See accompanying notes to financial statements

SINO GREEN LAND CORPORATION

Formerly gO silver toprich holding inc.

NOTES TO FINANCIAL STATEMENTS

As of and for the Six months ended June 30, 2022

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the six months ended June 30, 2022 as these would have an anti-dilutive impact on earnings per share.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2022 of $36,845,557 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2022, the Company has 1,460,079 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock.

As of June 30, 2022, the Company has 2,520 shares issued and outstanding.

Prior to this, the Company had a reverse stock split of 500-to-1 on May 18, 2022.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Luo Xiong, former CEO and director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $185,457 as of June 30, 2022.

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

The Company has accumulated approximately $36,845,557 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

3

Results of Operation

For the six months ended June 30, 2022 and 2021

Revenues

For six months ended June 30, 2022 and 2021, the Company did not generate any revenue.

Cost of Revenue and Gross Margin

For the six months ended June 30, 2022 and 2021, there were no cost incurred nor generated any gross profit.

General and administrative expenses

For the six months ended June 30, 2022 and 2021, we had general and administrative expenses in the amount of $11,110 and $85,613 which was primarily comprised of company renewal fee and professional fees.

Net Loss

For the six months ended June 30, 2022 and 2021, the Company has incurred a net loss of $11,110 and $85,613. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and cash equivalents. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

Going Concern Uncertainties

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $11,110 and have accumulated stockholders’ deficit of $36,845,557 as of June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on such evaluation, our Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

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

SINO GREEN LAND CORP.
(Name of Registrant)

Date: August 15, 2022
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

9