Form 10-K
period 2022-12-31
Sino Green Land Corp.
filed 2023-03-31
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-53208

SINO GREEN LAND CORPORATION

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

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SGLA	The OTC Markets - Pink Sheets

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $0.001 par value	1,460,535

SINO GREEN LAND CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Sino” are references to Sino Green Land Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“Preferred Stock” refers to the preferred stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

The Company was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, the Company changed its name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. During 2009 to 2011, the Company was principally engaged in the wholesale distribution of premium fruits in China. In 2011, the Company was delinquent in statutory filings, and the last annual report, Form 10-K for the year ended December 31, 2010, was filed to the SEC on March 31, 2011, and the last Form 10-Q for the period ended September 30, 2011, was filed to the SEC on November 14, 2011.

On December 30, 2019, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian, to Custodian Ventures LLC. Mr. David Lazar (“Mr. Lazar”), on behalf of the Custodian Ventures LLC, was awarded with custodianship and appointed as sole officer and director of the due to the Company’s ineffective board of directors, revocation of corporate charter, and abandonment of business. On January 7, 2020, Mr. Lazar announced the Court Order and the Change in Principle Officer through Form 8-K filing. The filing also mentioned the change of Company’s name from “Sino Green Land Corporation” to “Go Silver Toprich, Inc.”. On June 10, 2020, a settlement agreement was entered between the Company, Custodian Ventures, LLC, and Mr. Lazar. Pursuant to the agreement, Custodian Ventures LLC shall dismiss its custodianship, and the Company shall resume its business operations, and each party shall provide each other mutual release. In consideration of the release, the Company was required to pay Custodian Ventures LLC $15,000 towards its costs and expenses as the settlement to dismiss its custodianship with the Court. On July 2, 2020, the custodianship was discharged by the Court and Mr. Lazar resigned as sole officer and director of the Company. The former officer, Mr. Luo Xiong (“Mr. Luo”) was re-appointed as Chief Executive Officer and director of the Company.

Since July 2, 2020, along with the resumption of the Company’s business operations, Ms. Wo Kuk Ching (“Ms. Wo”), spouse of Mr. Luo has served as President and director of the Company, Ms. Wong Ching Wing (“Elise”), daughter of Ms. Wo has served as Chief Financial Officer, Treasurer and director of the Company, and Ms. Wong Erin (“Erin”), another daughter of Ms. Wo has served as Secretary of the Company, respectively. On August 31, 2020, the Company changed its name from “Go Silver Toprich, Inc.” back to “Sino Green Land Corporation”.

On December 2, 2021, Mr. Luo submitted his resignation as Chief Executive Officer and director of the Company to the board of directors effective December 31, 2021.

Effective from December 31, 2021, Ms. Wo serves as Chief Executive Officer.

Ms. Wo currently holds the positions of Chief Executive Officer, President, and director of the Company, respectively.

Business Overview

Currently, the Company intends to look for various opportunities like asset acquisitions, business combination or mergers and acquisitions (M&A) for strategic growth.

We plan to acquire or merge with private corporations doing businesses in recycling and, sales and distribution of reusable plastics. The goal of recycling plastics is to reduce high rates of plastic pollution while putting less pressure on virgin materials to produce brand new plastic products. This approach helps to conserve resources and diverts plastics from landfills or unintended destinations such as oceans. Our vision incorporates the spirit of social responsibility, not only on a local community basis but also on a global scale.

The impact of social distancing requirements due to Coronavirus (“COVID-19”) has affected all industries not only plastic recycling industry. There has been a strong demand for plastic for several years and converting waste plastic materials into commercially viable products, utilizing environmentally friendly recycling and manufacturing methods has been a focused by the global awareness in clean environment, a trend many expect to continue even after the COVID-19 restrictions are lifted.

The Company intends to execute its business plan upon capital raising. Subject to available capital, the Company intends to invest in building a recycling and extrusion facility, on-site contractor services, local engineering and acquisition of lab equipment and supplies, and marketing & sales development.

As of the date of this filing, we have not entered into any definitive agreements.

As of the time of this filing, the Company’s business plan has not been executed.

Employees

We currently have no regular employees, and our officers and directors take an active role serving the Company in corporate governance and compliance, strategic planning, and overall management. We anticipate that we will start to recruit regular employees and build up our management team as and when our business starts.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business office is located at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia. The office space is provided by our Chief Executive Officer at no charge.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of December 31, 2022, the Company had 2,520 shares of Preferred Stock issued and outstanding, par value $0.001 per share.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock. As of December 31, 2022, the Company had 1,460,535 shares of Common Stock issued and outstanding, par value $0.001 per share.

Transfer Agent and Registrar

The transfer agent for our capital stock is EQ Shareowner Services, with an address at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120, and telephone number is +1 800-401-1957 or +1 800-468-9716.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our Common Stock during the fiscal year ended December 31, 2022.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

Overview

Sino Green Land Corporation (the “Company” or “we” or “our”) was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, we changed our name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. On January 7, 2020, we renamed from “Sino Green Land Corporation” to “Go Silver Toprich, Inc.”. On August 31, 2020, we changed the name from “Go Silver Toprich, Inc.” back to “Sino Green Land Corporation”.

Our current name is Sino Green Land Corporation, and our fiscal year end is December 31.

Results of Operations

Revenues and Cost of Revenues

No revenues and cost of revenues were recorded for the years ended December 31, 2022, and 2021, respectively.

General and Administrative (G&A) Expenses

Our general and administrative (G&A) expenses were $35,659 and $143,983 for the years ended December 31, 2022, and 2021, respectively. In 2022, these G&A expenses comprised of accounting fee of $7,500, audit fee of $12,000, transfer agent fee of $2,578, state filing fee of $930 and other professional fee of $12,651, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had no cash balance and $222,658 in outstanding liabilities, including $208,140 due to our former CEO, Lou Xiong, a related party. We do not have sufficient cash on hand to fund our ongoing operational expenses for the next 6 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 10, 2023, the Company received a letter of resignation from its principal independent accountant, JP Centurion & Partners PLT (“JP Centurion”), terminating its engagement with the Company.

JP Centurion was engaged as the Company’s independent registered public accounting firm on or about June 9, 2021.

During the period from June 9, 2021, to January 10, 2023, we had no disagreements with JP Centurion on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On January 10, 2023, the board of directors of the Company approved the engagement of Weinberg & Company, P.A. (“Weinberg”) as the Company’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) the Company did not maintain a functioning independent audit committee and did not maintain an independent board; (ii) the Company had inadequate segregation of duties; and (iii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

The material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer, in connection with the review of our financial statements as of December 31, 2022.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report:

NAME	AGE	POSITIONS AND OFFICES
Wo Kuk Ching	68	Chief Executive Officer, President, Director
Wong Ching Wing Wong Erin	44 39	Chief Financial Officer, Treasurer, Director Secretary

Wo Kuk Ching (“Ms. Wo”), age 68, has served as our President and Director since July 2, 2020, and serves as Chief Executive Officer after the departure of our former Chief Executive Officer, Luo Xiong, spouse of Ms. Wo effective from December 31, 2021. Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively.

Ms. Wo graduated from University of London in 2010 and holds a bachelor’s degree of science in accounting and finance. She obtained an advanced diploma in business administration from Society of Business Practitioners in 2017. She served as a financial planner of Chubb Life Insurance Company Limited from 2003 to 2011. From 2011 to 2020, she served as senior branch manager of Manulife (International) Limited.

Ms. Wo brings to the board of directors his business leadership, corporate strategy, and accounting and financial expertise.

Wong Ching Wing (“Elise”), age 44, has served as our Chief Financial Officer, Treasurer and Director since July 2, 2020. Elise is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Secretary, Wong Erin, respectively.

Elise graduated from University of California, Davis, in 2005 and holds a bachelor’s degree of science in computer science. She earned her master’s degree of science in finance from University of Hong Kong in 2011. Elise was awarded a Financial Advisers’ International Qualification (FAIQ) from Institute of Financial Planners of Hong Kong (“IFPHK”) in 2014 and a Qualified Retirement Advisor (QRA) Holder from IFPHK in 2017, respectively. From 2010 to 2020, she served as senior financial consultant of Manulife (International) Limited.

Elise brings to the board of directors her extensive knowledge and experience in business management and financial planning.

Wong Erin (“Erin”), age 39, has served as our Secretary since July 2, 2020. Erin is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing, respectively.

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

In lieu of an Audit Committee, the Company’s board of directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Chief Executive Officer, the Chief Financial Officer, and the board of directors of the Company review the Company’s internal accounting controls, practices, and policies.

Committees of the Board

The Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation, or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the directors can adequately perform the functions of such committees.

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

We believe that our directors can analyze and evaluate our financial statements and understanding internal controls and procedures for financial reporting. The directors of the Company do not believe that it is necessary to have an audit committee because management believes that the board of directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
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

Shareholder Proposals

The Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Set forth below is information regarding the compensation paid during the years ended December 31, 2022, and 2021 to our principal executive officer and principal financial officer who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wo Kuk Ching (1)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Wong Ching Wing (2)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Luo Xiong (3)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)	Since July 2, 2020, Wo Kuk Ching (Ms. Wo”) has served as President and Director. Effective from December 31, 2021, Ms. Wo serves as Chief Executive Officer. Ms. Wo currently holds the positions of Chief Executive Officer, President, and Director, respectively.

Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively. Ms. Wo is also spouse of our former Chief Executive Officer and Director, Luo Xiong (“Mr. Luo”).

(2)	Since July 2, 2020, Wong Ching Wing (“Elise”) has served as Chief Financial Officer, Treasurer and Director.

Elise is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Secretary, Erin.

(3)	Effective December 31, 2021, Luo Xiong (“Mr. Luo”) resigned from all positions with the Company, including Chief Executive Officer and Director.

Mr. Luo is spouse of Ms. Wo, our Chief Executive Officer, President, and Director.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTOR’S COMPENSATION

The following table sets forth directors’ compensation as of December 31, 2022 (2021: Nil).

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wo Kuk Ching (1)	-	-	-	-	-	-	-	-

Wong Ching Wing (2)	-	-	-	-	-	-	-	-

Luo Xiong (3)	-	-	-	-	-	-	-	-

(1)	Since July 2, 2020, Wo Kuk Ching (Ms. Wo”) has served as President and Director. Effective from December 31, 2021, Ms. Wo serves as Chief Executive Officer. Ms. Wo currently holds the positions of Chief Executive Officer, President, and Director, respectively.

Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively. Ms. Wo is also spouse of our former Chief Executive Officer and Director, Luo Xiong (“Mr. Luo”).

(2)	Since July 2, 2020, Wong Ching Wing (“Elise”) has served as Chief Financial Officer, Treasurer and Director.

Elise is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Secretary, Erin.

(3)	Effective December 31, 2021, Luo Xiong (“Mr. Luo”) resigned from all positions with the Company, including Chief Executive Officer and Director.

Mr. Luo is spouse of Ms. Wo, our Chief Executive Officer, President, and Director.

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

The board of directors does not currently receive any consideration for their services as members of the board of directors. The board of directors reserves the right in the future to award the members of the board of directors with cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

EXECUTIVE COMPENSATION PHILOSOPHY

The board of directors determines the compensation given to our executive officers in their sole determination. The board of directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while the board of directors has not granted any performance base stock options to date, the board of directors reserves the right to grant such options in the future, if the board in its sole determination believes such grants would be in the best interests of the Company.

INCENTIVE BONUS

The board of directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the board of directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

LONG-TERM, STOCK BASED COMPENSATION

To attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our board of directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock.

As of December 31, 2022, the Company had 2,520 shares of Preferred Stock issued and outstanding, par value $0.001 per share, and all issued and outstanding shares of Preferred Stock are held by unrelated parties.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock.

As of December 31, 2022, the Company had 1,460,535 shares of Common Stock issued and outstanding, par value $0.001 per share, and 960,000 shares (approximately 65.74%) of total issued and outstanding Common Stock are held by related parties.

The following table lists, as of December 31, 2022, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,460,535 shares of our Common Stock issued and outstanding as of December 31, 2022.

We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Wo Kuk Ching (Chief Executive Officer, President, and Director) (1)	760,000	52.04%

Wong Ching Wing (Chief Financial Officer, Treasurer, and Director (2)	40,000	2.74%

Wong Erin (Secretary) (3)	40,000	2.74%

All executive officers and directors as a group (3 persons named above)	840,000	57.52%

Empower International Trading Sdn. Bhd. (4)	120,000	8.22%

Other owners of the Company	500,535	34.26%

	1,460,535	100.00%

(1)

Wo Kuk Ching, our Chief Executive Officer, President, and Director, and currently owns 760,000 shares of our Common Stock, approximately 52.04% of total issued and outstanding shares.

Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively. Ms. Wo is also spouse of our former Chief Executive Officer and Director, Luo Xiong (“Mr. Luo”).

(2)

Wong Ching Wing (“Elise”), our Chief Financial Officer, Treasurer and Director, and currently owns 40,000 shares of our Common Stock, approximately 2.74% of total issued and outstanding shares.

Elise is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Secretary, Erin.

(3)

Wong Erin (“Erin”), our Secretary, and currently owns 40,000 shares of our Common Stock, approximately 2.74% of total issued and outstanding shares.

Erin is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Chief Financial Officer, Treasurer and Director, Elise.

(4)

Empower International Trading Sdn. Bhd. (“Empower”), a Malaysia corporation, currently owns 120,000 shares of our Common Stock, approximately 8.22% of total issued and outstanding shares.

Luo Xiong, spouse of our Chief Executive Officer, President and Director, Wo Kuk Ching, is sole director and shareholder of Empower.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the year ended December 31,
	2022	2021
Audit fees	$12,000	$16,756
Audit related fees	-	-
All other fees	-	-
Total	$12,000	$16,756

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2022) and JP Centurion & Partners PLT (2021) were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: March 31, 2023	By:	/s/ Wo Kuk Ching
	Title:	Chief Executive Officer (Principal Executive Officer)

SINO GREEN LAND CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Sino Green Land Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sino Green Land Corporation (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2022, the Company incurred a net loss and utilized cash in operations, and at December 31, 2022, had a stockholders’ deficit. these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2022.

/s/Weinberg & Company, P.A.
Los Angeles, California
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Sino Green Land Corporation

No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7,

43500 Semenyih, Selangor, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino Green Land Corporation (the ‘Company’) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Kuala Lumpur, Malaysia Date: March 30, 2022

SINO GREEN LAND CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022		2021

ASSETS	$		$
CURRENT ASSETS
TOTAL ASSETS		$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses		$14,518		$26,602
Due to related party		208,140		160,397

TOTAL LIABILITIES		222,658		186,999

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 2,520 issued and outstanding at December 31, 2022 and 2021, respectively		1,260		1,260
Common Stock, $0.001 par value; 780,000,000 shares authorized; 1,460,535 issued and outstanding at December 31, 2022 and 1,460,079 issued and outstanding at December 31, 2021, respectively		730,267		730,039
Additional paid-in capital		35,915,921		35,916,149
Accumulated deficit		(36,870,106)		(36,834,447)

TOTAL STOCKHOLDERS’ DEFICIT		(222,658)		(186,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-		$-

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	(35,659)	(143,983)

NET LOSS	$(35,659)	$(143,983)

Net loss per share - basic and diluted	$(0.02)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	1,460,364	1,460,079

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2020	2,520	$1,260	1,460,079	$730,039	$35,916,149	$(36,690,464)	$(43,016)
Net loss	-	-	-	-	-	(143,983)	(143,983)
Balance as of December 31, 2021	2,520	1,260	1,460,079	730,039	35,916,149	(36,834,447)	(186,999)
Rounding due to reverse stock split	-	-	456	228	(228)	-	-
Net loss	-	-	-	-	-	(35,659)	(35,659)
Balance as of December 31, 2022	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,870,106)	$(222,658)

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	For the year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,659)	$(143,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accrued expenses	(12,084)	14,000
Net cash used in operating activities	(47,743)	(129,983)

CASH FLOWS FROM FINANCING ACTIVITY:
Due to related party	47,743	129,983
Net cash provided by financing activity	47,743	129,983

NET CHANGE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Sino Green Land Corporation (the “Company”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company recorded no revenue, incurred a net loss of $35,659, and used cash in operating activities of $47,743, and at December 31, 2022, had a stockholders’ deficit of $222,658. These factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Management believes additional cash required to meet the Company’s obligations as they become due will be provided by way of advances from related parties. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Reverse stock split

On May 18, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate a one-for-five hundred (1:500) reverse stock split of its Common Stock without any change to its par value. Accordingly, all common shares and preferred shares and per share amounts in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented in this Annual Report. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock was decreased from 730,039,317 (pre-split) shares to 1,460,535 (post-split) shares, while the number of shares of Preferred Stock outstanding was reduced from 1,259,898 shares to 2,520 shares.

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The Company monitors guidance from national and local public health authorities and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Inflation

The continuing impact of the COVID-19 pandemic, higher inflation, the actions by central banks to address inflation, increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, will impact businesses in 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for the accruals of potential liabilities.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Fair value measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amounts reported in the balance sheets for accrued expenses and due to related party, approximate their fair values because of the short-term nature of these financial instruments.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. ACCRUED EXPENSES

	As of December 31,
	2022	2021
Accrued audit fees	12,000	9,000
Accrued accounting fees	-	4.000
Accrued professional fees	995	13,000
Accrued transfer agent fees	1,523	602
Total accrued expenses	$14,518	$26,602

4. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 per share As of December 31, 2022 and 2021, the Company had 2,520 shares of Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, the Company had 1,460,535 shares of Common Stock issued and outstanding, respectively.

As of December 31, 2022, Wo Kuk Ching (“Ms. Wo”), the Company’s Chief Executive Officer, President, and Director, directly owned or controlled through direct family members or family-owned entities, 960,000 shares of Common Stock which represented approximately 65.7% voting power of the Company’s stock.

5. RELATED PARTIES

As of December 31, 2022, and 2021, the Company owed $208,140 and $160,397 to its former Chief Executive Officer and Director, Luo Xiong, for funds advances to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand. Mr. Luo is the spouse of Wo Kuk Ching, our Chief Executive Officer, President, and Director.

6. INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2022, and 2021, respectively. A reconciliation of the income tax expense determined at statutory federal income tax rate to the Company’s income taxes is as follows:

	For the year ended December 31,
	2022	2021

Loss from continuing operations before income tax:	$(35,659)	$(143,983)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(7,488)	(30,236)
Change in valuation allowance	7,488	30,236
Income tax provision	$-	$-

	As of December 31,
	2022	2021
Components of deferred tax assets:
Net operating loss carryforwards	$1,592,163	$1,584,675
Gross deferred tax assets	1,592,163	1,584,675
Less: valuation allowance	(1,592,163)	(1,584,675)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of December 31, 2022, and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2022, and 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

7. SUBSEQUENT EVENT

On March 1, 2023, the Company entered into a Non-Binding Letter of Intent (the “LOI”) in which the Company would acquire all of the issued and outstanding securities of Sunshine Green Land Corp., a Labuan corporation (“Sunshine Green”). Sunshine Green owns and operates Tian Li Eco Group Holdings Sdn. Bhd., a development stage company that specializes in the processing for plastic waste bottles, PET plastic flakes, and packaging. The LOI proposes that the Company would acquire 100% of the issued and outstanding stock of Sunshine Green in exchange for approximately 143 million shares of the Company’s Common Stock, and approximately 16 million shares of the Company’s Convertible Preferred Stock. Mr. Luo, former CEO and director of the Company and spouse of the Company’s CEO, Ms. Wo Kuk Ching (see Note 5), is a director of Sunshine Green. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a final agreement, and approval of the transaction by the board of directors. No assurance can be given that the parties will be able agree on a final agreement or that the transactions herein contemplated will close.

