Form 10-Q
period 2023-03-31
Sino Green Land Corp.
filed 2023-05-15
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 15, 2023
Common Stock, $0.001 par value	1,460,535

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023, AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS	$	$
CURRENT ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$1,299	$14,518
Due to related party	248,425	208,140

TOTAL LIABILITIES	249,724	222,658

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 2,520 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,260	1,260
Common Stock, $0.001 par value; 780,000,000 shares authorized; 1,460,535 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	730,267	730,267
Additional paid-in capital	35,915,921	35,915,921
Accumulated deficit	(36,897,172)	(36,870,106)

TOTAL STOCKHOLDERS’ DEFICIT	(249,724)	(222,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	27,066	3,207

NET LOSS	$27,066	$3,207

Net loss per share - basic and diluted	$0.02	$0.00

Weighted average number of common shares outstanding - basic and diluted	1,460,535	1,460,079

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended March 31, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2022	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,870,106)	$(222,658)
Net loss						(27,066)	(27,066)
Balance, March 31, 2023 (Unaudited)	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,897,172)	$(249,724)

Three months ended March 31, 2022
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	2,520	$1,260	1,460,079	$730,039	$35,916,149	$(36,834,447)	$(186,999)
Net loss						(3,207)	(3,207)
Balance, March 31, 2022 (Unaudited)	2,520	$1,260	1,460,079	$730,039	$35,916,149	$(36,837,654)	$(190,206)

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,066)	$(3,207)
Changes in operating assets and liabilities:
Prepaid expense	-	(548)
Accrued expenses	(13,219)	(6,902)
Net cash used in operating activities	(40,285)	(10,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	40,285	10,657
Net cash provided by financing activities	40,285	10,657

NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Unaudited)

1. ORGANIZATION AND BUSINESS BACKGROUND

Sino Green Land Corporation (the “Company”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2023, the Company recorded no revenue, incurred a net loss of $27,066, and used cash in operating activities of $40,285, and at March 31, 2023, had a stockholders’ deficit of $249,724. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reverse stock split

On May 18, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate a one-for-five hundred (1:500) reverse stock split of its Common Stock without any change to its par value. Accordingly, all common shares and preferred shares and per share amounts in these financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented in this Quarterly Report. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock was decreased from 730,039,317 (pre-split) shares to 1,460,535 (post-split) shares, while the number of shares of Preferred Stock outstanding was reduced from 1,259,898 shares to 2,520 shares.

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

Inflation

The continuing impact of the COVID-19 pandemic, higher inflation, the actions by central banks to address inflation, increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, will continuously impact businesses during 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC. The condensed balance sheet as of December 31, 2022, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company adopted ASU 2016-03 as of January 1, 2023, with no impact on our condensed financial statements or the related disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. ACCRUED EXPENSES

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Accrued audit fee	$-	$12,000
Accrued professional fees	1,299	995
Accrued transfer agent fee	-	1,523
Total accrued expenses	$1,299	$14,518

4. RELATED PARTIES

As of March 31, 2023, and December 31, 2022, the Company owed $248,425 and $208,140 to its former Chief Executive Officer and Director, Luo Xiong, for funds advances to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand. Mr. Luo is the spouse of Wo Kuk Ching, our Chief Executive Officer, President, and Director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Revenues and Cost of Revenues

No revenues and cost of revenues were recorded for the three months ended March 31, 2023, and 2022, respectively.

General and Administrative (G&A) Expenses

Our general and administrative (G&A) expenses were $27,066 and $3,207 for the three months ended March 31, 2023, and 2022, respectively. In 2023, these G&A expenses comprised of accounting fee of $5,000, legal fee of $5,000, transfer agent fee of $505 and other professional fee of $16,561, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had no cash balance and $249,724 in outstanding liabilities, including $248,425 due to our former CEO, Lou Xiong, a related party. We do not have sufficient cash on hand to fund our ongoing operational expenses for the next 6 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of principal executive officer *
32.2	Section 1350 Certification of principal financial and accounting officer *
101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: May 15, 2023
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

