Form 10-KT
period 2023-06-30
Sino Green Land Corp.
filed 2023-09-28
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2023 to June 30, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 22, 2023
Common Stock, $0.001 par value	1,460,535

SINO GREEN LAND CORPORATION

TRANSITION FORM 10-KT

For the Transition Period From January 1, 2023 to June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

PART I

ITEM 1. BUSINESS

Change In Fiscal Year

On July 10, 2023, the Board of Directors of Sino Green Land Corporation (the “Company”) approved a change in the Company’s fiscal year from December 31 to June 30. The Company’s results of operations, cash flows, and all transactions impacting stockholders’ equity presented in this Transition Report on Form 10-KT are for the six months ended June 30, 2023, and our fiscal year 2022 is for the twelve months ended December 31, 2022 unless otherwise noted. As such, the Company’ fiscal year 2023, or fiscal 2023, refers to the period from January 1, 2023 to June 30, 2023. For comparative purposes, the unaudited statements of operations and statements of cash flows for the six months ended June 30, 2022 are also presented (see Note 7 “Transition Period Comparative Data” in the Company’s Financial Statements included in Item 15 of this Transition Report on Form 10-KT).

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

On March 1, 2023, the Company entered into a Non-Binding Letter of Intent (the “LOI”) in which the Company would acquire all of the issued and outstanding securities of Sunshine Green Land Corp., a Labuan corporation (“SGL”). The LOI contemplates the acquisition of SGL by the Company. SGL owns and operates Tian Li Eco Group Holdings Sdn. Bhd (“Tian Li), a development stage company that specializes in the processing for plastic waste bottles, PET plastic flakes, and packaging. Mr. Xiong Luo, the spouse of the Company’s CEO Ms Wo Kuk Ching, is CEO of Tian Li and a director of SGL. The LOI was entered into following arm’s length negotiations. The LOI proposes that the Company will acquire 100% of the issued and outstanding stock of SGL in exchange for 142,853,004 shares of the Company’s common stock, and 15,872,556 shares of the Company’s Convertible Preferred Stock, par value $0.52 per share, with a conversion ratio of 10, i.e., each share of Convertible Preferred Stock can be converted into 10 shares of the Company’s common stock with no expiration date on the conversion. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, satisfaction of the conditions negotiated therein and approval of the transaction by the Company’s board of directors, and all applicable state and federal law. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close

As of the time of this filing, the Company’s business plan has not been executed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of June 30, 2023, the Company had 2,520 shares of Preferred Stock issued and outstanding, par value $0.001 per share.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock. As of June 30, 2023, the Company had 1,460,535 shares of Common Stock issued and outstanding, par value $0.001 per share.

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

Going Concern

For the six months ended June 30, 2023, the Company recorded no revenue, incurred a net loss of $49,118, and used cash in operating activities of $50,100, and at June 30, 2023, had a stockholders’ deficit of $271,776. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Change In Fiscal Year

On July 10, 2023, our Board of Directors approved a change in our fiscal year from December 31 to June 30. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Form 10-KT are for the six months ended June 30, 2023, and our fiscal year 2022 is for the twelve months ended December 31, 2022 unless otherwise noted. As such, our fiscal year 2023, or fiscal 2023, refers to the period from January 1, 2023 to June 30, 2023. For comparative purposes, the unaudited statements of operations and statements of cash flows for the six months ended June 30, 2022 are also presented (see Note 7 “Transition Period Comparative Data” in the Company’s Financial Statements included in Item 15 of this Transition Report on Form 10-KT).

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

Results Of Operations

Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

We recorded no revenue for the six months ended June 30, 2023 and June 30, 2022.

The result of operation expenses are primarily professional fees of $49,118 and $11,110 for the six months ended June 30, 2023 and June 30, 2022 respectively, reflecting an increase of $38,008, or 342%. The expenses for the six months ended June 30, 2023 were primarily consisted of professional fees such as audit fees. The increase in operation expenses was due to the increase in annual audit fee, quarterly review fee and related consulting fee.

Liquidity and Capital Resources

For the six months ended June 30, 2023 compared to six months ended June 30, 2022

As of June 30, 2023 and 2022, we had no cash on hand. Net cash used in operating activities for the six months ended June 30, 2023 was $50,100 as compared to net cash used in operating activities of $25,060 for the six months ended June 30, 2022. The cash used in operating activities was mainly driven by operating liability, primarily reduction in other payable and accrued liability, as the Company’s Chief Executive Officer or related party entities made advances of cash to the Company to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the six months ended June 30, 2023 and 2022.

Net cash provided in financing activities for the six months ended June 30, 2023 was $50,100 as compared to net cash provided by financing activities of $25,060 for the six months ended June 30, 2022. The net cash provided by financing activities for the six months ended June 30, 2023 were mainly the loan advanced from related party $50,100 was forgiven, and recorded as a deemed capital contribution to the Company.

We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

Going Concern

For the six months ended June 30, 2023, the Company recorded no revenue, incurred a net loss of $49,118, and used cash in operating activities of $50,100, and at June 30, 2023, had a stockholders’ deficit of $271,776. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of June 30, 2023, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer, in connection with the review of our financial statements as of June 30, 2023.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Transition Report on Form 10-KT present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This Transition Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-KT.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Set forth below is information regarding the compensation paid during the six months ended June 30, 2023 and the years ended December 31, 2022 to our principal executive officer and principal financial officer who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wo Kuk Ching (1)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Wong Ching Wing (2)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Luo Xiong (3)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1)	Since July 2, 2020, Wo Kuk Ching (Ms. Wo”) has served as President and Director. Effective from December 31, 2021, Ms. Wo serves as Chief Executive Officer. Ms. Wo currently holds the positions of Chief Executive Officer, President, and Director, respectively.

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

DIRECTOR’S COMPENSATION

The following table sets forth directors’ compensation as of June 30, 2023 (December 31, 2022: Nil).

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

As of June 30, 2023, the Company had 2,520 shares of Preferred Stock issued and outstanding, par value $0.001 per share, and all issued and outstanding shares of Preferred Stock are held by unrelated parties.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock.

As of June 30, 2023, the Company had 1,460,535 shares of Common Stock issued and outstanding, par value $0.001 per share, and 960,000 shares (approximately 65.74%) of total issued and outstanding Common Stock are held by related parties.

The following table lists, as of June 30, 2023, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,460,535 shares of our Common Stock issued and outstanding as of June 30, 2023.

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

	For the six months ended June 30,	For the year ended December 31,
	2023	2022
Audit fees	$10,000	$12,000
Audit related fees	-	-
All other fees	-	-
Total	$10,000	$12,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: September 28, 2023	By:	/s/ Wo Kuk Ching
	Title:	Chief Executive Officer (Principal Executive Officer)

SINO GREEN LAND CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sino Green Land Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sino Green Land Corporation (the “Company”) as of June 30, 2023 and December 31, 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the six month transition period ended June 30, 2023, and for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the six month transition period ended June 30, 2023 and the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the six month transition period ended June 30, 2023, the Company incurred a net loss and utilized cash in operations, and at June 30, 2022, had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Payable to related parties

As described in Note 5 to the financial statements, as of June 30, 2023, $258,240 was payable to related parties.

We identified the identification and disclosure of the payable to related parties as a critical audit matter because of the significant judgment made by management in the evaluation of the payable to related parties. This required a high degree of auditor judgement in assessing the sufficiency of the procedures performed to identify payables to related parties of the Company.

The primary procedures we performed related to the payable to related parties:

●	We inquired of management regarding related party relationships and transactions.
●	We received confirmations from the related parties and compared responses to the Company’s records.
●	We examined the Company’s reconciliation of its payable to related parties.
●	We assessed the sufficiency of managements disclosures related to the payable to related parties.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

September 28, 2023

SINO GREEN LAND CORPORATION

BALANCE SHEETS

(Currency expressed in United States Dollars (“$”), except for number of shares)

	June 30	December 31
	2023	2022

ASSETS	$	$
CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$13,536	$14,518
Payable to related parties	258,240	208,140

TOTAL LIABILITIES	271,776	222,658

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 2,520 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,260	1,260
Common Stock, $0.001 par value; 780,000,000 shares authorized; 1,460,535 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	730,267	730,267
Additional paid-in capital	35,915,921	35,915,921
Accumulated deficit	(36,919,224)	(36,870,106)

TOTAL STOCKHOLDERS’ DEFICIT	(271,776)	(222,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“$”), except for number of shares)

	Six months ended June 30	Year ended December 31
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	(49,118)	(35,659)

NET LOSS	$(49,118)	$(35,659)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	1,460,535	1,460,364

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“$”), except for number of shares)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2021	2,520	$1,260	1,460,079	$730,039	$35,916,149	$(36,834,447)	$(186,999)
Rounding due to reverse stock split	-	-	456	228	(228)	-	-
Net loss	-	-	-	-	-	(35,659)	(35,659)
Balance as of December 31, 2022	2,520	1,260	1,460,535	730,267	35,915,921	(36,870,106)	(222,658)
Net loss	-	-	-	-	-	(49,118)	(49,118)
Balance as of June 30, 2023	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,919,224)	$(271,776)

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“$”))

	Six months ended June 30	For the year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,118)	$(35,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accrued expenses	(982)	(12,084)
Net cash used in operating activities	(50,100)	(47,743)

CASH FLOWS FROM FINANCING ACTIVITY:
Payable to related parties	50,100	47,743
Net cash provided by financing activity	50,100	47,743

NET CHANGE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

SINO GREEN LAND CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Sino Green Land Corporation (the “Company”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months transition period ended June 30, 2023, the Company recorded no revenue, incurred a net loss of $49,118 and used cash in operating activities of $50,100, and at June 30, 2023, had a stockholders’ deficit of $271,776. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reverse stock split

On May 18, 2022, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate a one-for-five hundred (1:500) reverse stock split of its Common Stock without any change to its par value. Accordingly, all common shares and per share amounts in these financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented in this Transition Report.

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

Inflation

The continuing impact of higher inflation, actions by central banks to address inflation, increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, will impact businesses in the near term. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for businesses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In July 2023, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to June 30. The Company’s fiscal year now begins on July 1 and ends on June 30 of each year, starting on July 1, 2023. The required transition period of January 1, 2023 to June 30, 2023, is included in the financial statements. For comparative purposes, the unaudited statements of operations and statements of cash flows for the six months ended June 30, 2022, are also presented (see Note 7).

The accompanying unaudited statement of operations and statement of cash flows for the six months ended June 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021, and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amounts reported in the balance sheets for accrued expenses and payable to related parties, approximate their fair values because of the short-term nature of these financial instruments.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023, and it did not have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. ACCRUED EXPENSES

	As of June 30,	As of December 31,
	2023	2022
Accrued audit fees	10,000	12,000
Accrued professional fees	-	995
Accrued transfer agent fees	3,536	1,523
Total accrued expenses	$13,536	$14,518

4. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, the Company had 2,520 shares of Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, the Company had 1,460,535 shares of Common Stock issued and outstanding, respectively.

As of June 30, 2023 and December 31, 2022, Wo Kuk Ching (“Ms. Wo”), the Company’s Chief Executive Officer, President, and Director, directly owned or controlled through direct family members or family-owned entities, 960,000 shares of Common Stock which represented approximately 65.7% voting power of the Company’s stock.

5. RELATED PARTY TRANSACTIONS

As of December 31, 2022, the Company had advances payable of $133,858 due to Mr. Luo Xiong and advances payable of $74,282 due to Tian Li Eco Group Holdings Sdn Bhd, (“Tian Li”). During the six month period ended June 30, 2023, the Company received advances of $4,063 from Mr. Luo and $46,036 from Tian Li. As of June 30, 2023, the Company has advances payable of $137,921 due to Mr. Luo Xiong and advances payable of $120,318 due to Tian Li. The advances are unsecured, non-interest bearing, and are payable on demand.

Mr. Luo is the spouse of Ms. Wo Kuk Ching, the Company’s current CEO. Mr. Luo and Ms. Wo and their immediate family control 65.7% of the Company’s issued and outstanding shares of common stock.

Mr. Luo and Ms. Wo and their immediate family control 34% of Sunshine Green Land Corp. (“Sunshine Green Land”), which owns 100% of Tian Li. Mr. Luo is also the CEO of Tian Li. Tian Li is a development stage company that specializes in the processing for plastic waste bottles, PET plastic flakes, and packaging.

On March 1, 2023, the Company entered into a Non-Binding Letter of Intent in which the Company would acquire all of the issued and outstanding securities of Sunshine Green Land in exchange for 142,853,004 shares of the Company’s common stock, and 15,872,556 shares of the Company’s convertible preferred stock. The convertible preferred stock will have a conversion ratio of 10, i.e., each share of convertible preferred stock can be converted into 10 shares of the Company’s common stock, with no expiration date on the conversion. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, and satisfaction of the conditions negotiated therein and approval of the transaction by all applicable local and national laws. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close. As of September 28, 2023, the transaction has not closed.

6. INCOME TAXES

The Company had no income tax expense for the six months ended June 30, 2023 and years ended December 31, 2022, respectively. A reconciliation of the income tax expense determined at statutory federal income tax rate to the Company’s income taxes is as follows:

	For the six month transition period ended June 30,	For the year ended December 31,
	2023	2022

Loss from continuing operations before income tax:	$(49,118)	$(35,659)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(10,315)	(7,488)
Change in valuation allowance	10,315	7,488
Income tax provision	$-	$-

	As of June 30	As of December 31
	2023	2022
Components of deferred tax assets:
Net operating loss carryforwards	$1,602,478	$1,592,163
Gross deferred tax assets	1,602,478	1,592,163
Less: valuation allowance	(1,602,478)	(1,592,163)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of June 30, 2023 and December 31, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of June 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be recorded or disclosed.

7. TRANSITION PERIOD COMPARATIVE DATA

This Transition Report on Form 10-KT includes financial information for the six months ended June 30, 2023 and fiscal year ended December 31, 2022. The Statements of Operations and Cash Flows for the six months transition period ended June 30, 2023 and the six months ended June 30, 2022, are summarized below. All data for the six months ended June 30, 2022, are derived from the Company’s unaudited financial statements.

	Six Months Ended
	June 30, 2023	June 30, 2022
		(Unaudited)
Revenue	-	-
General and administrative	$49,118	$11,110
Net loss	$(49,118)	$(11,110)
Basic and diluted net loss per share	$(0.03)	$(0.01)
Weighted average number of shares outstanding	1,460,535	1,460,079

	Six Months Ended
	June 30, 2023	June 30, 2022
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,118)	$(11,110)
Net change in non-cash working capital balances
Prepayments	-	(548)
Accrued liabilities	(982)	(13,402)
NET CASH USED IN OPERATION	(50,100)	(25,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Payable to related parties	50,100	25,060
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,100	25,060

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	$-	$-

