Form 10-Q
period 2023-09-30
Sino Green Land Corp.
filed 2023-11-14
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 4, 2023
Common Stock, $0.001 par value	1,460,535

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023, AND JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	June 30,
	2023	2023
	(Unaudited)	(Audited)
ASSETS	$	$
CURRENT ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$2,589	$13,536
Due to related parties	276,319	258,240

TOTAL LIABILITIES	278,908	271,776

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 2,520 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	1,260	1,260
Common Stock, $0.001 par value; 780,000,000 shares authorized; 1,460,535 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	730,267	730,267
Additional paid-in capital	35,915,921	35,915,921
Accumulated deficit	(36,926,356)	(36,919,224)

TOTAL STOCKHOLDERS’ DEFICIT	(278,908)	(271,776)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	7,132	6,574

NET LOSS	$7,132	$6,574

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	1,460,535	1,460,535

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended September 30, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2023	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,919,224)	$(271,776)
Net loss						(7,132)	(7,132)
Balance, September 30, 2023 (Unaudited)	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,926,356)	$(278,908)

Three months ended September 30, 2022
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2022	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,845,558)	$(198,110)
Net loss						(6,574)	(6,574)
Balance, September 30, 2022 (Unaudited)	2,520	$1,260	1,460,535	$730,267	$35,915,921	$(36,852,132)	$(204,684)

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,132)	$(6,574)
Changes in operating assets and liabilities:
Accrued expenses	(10,947)	2,600
Net cash used in operating activities	(18,079)	(3,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	18,079	3,974
Net cash provided by financing activities	18,079	3,974

NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(Unaudited)

1. ORGANIZATION AND BUSINESS BACKGROUND

Sino Green Land Corporation (the “Company”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended September 30, 2023, the Company recorded no revenue, incurred a net loss of $7,132, and used cash in operating activities of $18,079, and as at September 30, 2023, had a stockholders’ deficit of $278,908. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the six month transition period ended June 30, 2023, and for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-KT for the six months ended 30 June 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report Form 10-KT, filed with the SEC. The condensed balance sheet as of June 30, 2023, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

3. ACCRUED EXPENSES

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)
Accrued audit fee	$-	$10,000
Accrued transfer agent fee	2,589	3,536
Total accrued expenses	$2,589	$13,536

4. RELATED PARTIES

As of June 30, 2023 and September 30, 2023, the Company had advances payable of $137,921 due to Mr.Luo Xiong.

As of June 30, 2023, the Company had advances payable of $120,318 due to Tian Li Eco Group Holdings Sdn Bhd, (“Tian Li”). During the three month period ended September 30, 2023, the Company received advances of $18,080 from Tian Li. As of September 30, 2023, the Company has advances payable of $138,398 due to Tian Li. The advances are unsecured, non-interest bearing, and are payable on demand.

Mr. Luo is the spouse of Ms. Wo Kuk Ching, the Company’s current CEO. Mr. Luo and Ms. Wo and their immediate family control 65.7% of the Company’s issued and outstanding shares of common stock.

Mr. Luo and Ms. Wo and their immediate family also control 34% of Sunshine Green Land Corp. (“Sunshine”), which owns 100% of Tian Li. Mr. Luo is also the CEO of Tian Li. Tian Li is a development stage company that specializes in the processing for plastic waste bottles, PET plastic flakes, and packaging.

On March 1, 2023, the Company entered into a Non-Binding Letter of Intent in which the Company would acquire all of the issued and outstanding securities of Sunshine in exchange for 142,853,004 shares of the Company’s common stock, and 15,872,556 shares of the Company’s convertible preferred stock. The convertible preferred stock will have a conversion ratio of 10, i.e., each share of convertible preferred stock can be converted into 10 shares of the Company’s common stock, with no expiration date on the conversion. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements, and satisfaction of the conditions negotiated therein and approval of the transaction by all applicable local and national laws. No assurance can be given that the parties will be able to negotiate and execute a definitive agreement or that the transactions herein contemplated will close. As of November 14, 2023, the transaction has not closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2023 audited financial statements and related notes included in the Company’s most recent Transition Report on Form 10-KT for the six months ended June 30, 2023 filed with the SEC on September 28, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Change in Fiscal Year

On July 10, 2023, we transitioned the fiscal year end from December 31 to June 30. The six-month period from January 1, 2023 to June 30, 2023, served as a transition period, and we filed one-time, six-month transitional financial statements for the transition period in a Transition Report on Form 10-KT filed with the SEC on September 28, 2023. Prior to the transition period, our fiscal year end was December 31. Our fiscal year 2024 (or “fiscal 2024”) commenced on July 1, 2023 and ends on June 30, 2023.

Results of Operations

Revenues and Cost of Revenues

No revenues and cost of revenues were recorded for the three months ended September 30, 2023, and 2022, respectively.

General and Administrative (G&A) Expenses

Our general and administrative (G&A) expenses were $7,132 and $6,574 for the three months ended September 30, 2023, and 2022, respectively. The expenses for the three months ended September 30, 2023 were primarily consisted of professional fees such as audit fees and professional fee.

Liquidity and Capital Resources

As of September 30, 2023, we had no cash balance and $278,908 in outstanding liabilities, including $2,589 accrued liabilities, $137,921 due to due to Mr. Luo Xiong and $138,398 due to Tian Li Eco Group Holdings Sdn Bhd. We do not have sufficient cash on hand to fund our ongoing operational expenses for the next 9 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: November 14, 2023
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

