Form 10-Q
period 2023-12-31
Sino Green Land Corp.
filed 2024-02-20
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 20, 2024
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023, AND JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$411,266	$125,134
Accounts receivable	35,432	52,796
Inventories, net	202,672	198,093
Prepaid expenses and other current assets	239,927	104,579
Total current assets	889,297	480,602

Non-current assets
Property, plant and equipment, net	2,493,273	2,528,124
Operating lease right-of-use assets	10,927	42,546
Finance lease right-of-use assets	87,747	-
Amount due from related parties	1,014,213	917,096
Total Assets	$4,495,457	$3,968,368

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expense	$309,493	$152,626
Customer advances	14,747	-
Convertible note payable	750,000	750,000
Bank loan payable - current	37,311	36,266
Amount due to the related parties	2,656,109	1,677,885
Finance lease obligations – current	18,755	-
Operating lease obligations – current	11,336	44,167
Total current liabilities	3,797,751	2,660,944

Non-current liabilities
Finance lease obligations – non-current	52,701	-
Operating lease obligations – non-current	-	-
Bank loan payable – non-current	1,028,369	1,032,606
Total liabilities	4,878,821	3,693,550

Stockholders’ Equity
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive income	82,453	82,050
Accumulated deficit	(2,751,340)	(2,092,755)
Total stockholders’ equity (deficit)	(383,364)	274,818

Total Liabilities and Stockholders’ Equity	$4,495,457	$3,968,368

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2023	2022	2023	2022

Net revenues	$360,761	$59,943	$905,230	$376,831

Cost of revenues	(409,414)	(113,818)	(1,150,381)	(459,634)
Gross loss	(48,653)	(53,875)	(245,151)	(82,803)

Operating expenses:
General and administrative expenses	(206,649)	(158,946)	(384,861)	(248,249)
Operating loss	(255,302)	(212,821)	(630,012)	(331,052)

Other income (expense):
Interest income	267	145	645	146
Interest expense	(17,768)	-	(29,218)	(4)
Other income (expense), net	(17,501)	145	(28,573)	142

Net loss	(272,803)	(212,676)	(658,585)	(330,910)

Other comprehensive income:
Foreign currency translation income (loss)	13,010	(5,110)	403	26,933

Total comprehensive loss	(259,793)	(217,786)	(658,182)	(303,977)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and six months ended December 31, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$82,050	$(2,092,755)	$274,818
Net loss	-	-	-	-	-	-	(385,782)	(385,782)
Foreign currency translation adjustment	-	-	-	-	-	(12,607)	-	(12,607)
Balance, September 30, 2023 (Unaudited)	1,784,178	1,784	161,809,738	161,810	2,121,929	69,443	(2,478,537)	$(123,571)
Net Loss	-	-	-	-	-	-	(272,803)	(272,803)
Foreign currency translation adjustment	-	-	-	-	-	13,010	-	13,010
Balance as of December 31, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$82,453	$(2,751,340)	$(383,364)

	Three and six months ended December 31, 2022
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2022	1,784,178	$1,784	161,809,738	$161,810	$57,757	$35,748	$(1,015,395)	$(758,296)
Net loss	-	-	-	-	-	-	(118,234)	(118,234)
Foreign currency translation adjustment	-	-	-	-	-	32,043	-	32,043
Balance, September 30, 2022 (Unaudited)	1,784,178	1,784	161,809,738	161,810	57,757	67,791	(1,133,629)	$(844,487)
Capital contribution attributable to related party debt extinguishment	-	-	-	-	1,852,134	-	-	1,852,134
Net Loss	-	-	-	-	-	-	(212,676)	(212,676)
Foreign currency translation adjustment	-	-	-	-	-	(5,110)	-	(5,110)
Balance as of December 31, 2022	1,784,178	$1,784	161,809,738	$161,810	$1,909,891	$62,681	$(1,346,305)	$789,861

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023, AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(658,585)	$(330,910)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	140,722	119,386
Changes in operating assets and liabilities
Accounts receivable	17,364	43,304
Inventories	(4,579)	(91,514)
Prepaid expenses and other current assets	(135,348)	171,968
Operating lease right of use asset	31,464	62,160
Accounts payable and accrued liabilities	156,867	(132,808)
Customer advances	14,747	(201,388)
Operating lease liability	(39,600)	(67,246)
Net cash provided by used in operating activities	(476,948)	(427,048)

Cash flows from investing activities
Acquisition of property and equipment	(87,409)	(390,918)
Net cash used in investing activities	(87,409)	(390,918)

Cash flows from financing activities
Advances from related parties, net	881,107	846,077
Repayment of bank loan	(15,573)	-
Finance lease down payment	(18,740)	-
Repayment of finance lease obligation	(8,513)	-
Net cash provided by financing activities	838,281	846,077

Effect of exchange rate changes on cash and cash equivalents	12,208	32,346
Net changes in cash and cash equivalents	286,132	60,457
Cash and cash equivalents-beginning of the period	125,134	52,440

Cash and cash equivalents-ended of the period	$411,266	$112,897

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Expenses paid by the related parties on behalf of the Company	$-	$-
Capital contribution attributable to related party debt extinguishment	-	1,852,134

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023, AND 2022

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sino Green Land Corporation (“SGLA”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada on March 6, 2008.

Sunshine Green Land Corp., (“SGL”) a Labuan corporation, was formed on December 8, 2021. On June 30, 2023, SGL consummated a share exchange agreement with the shareholders of Tian Li Eco Holdings Sdn. Bhd (“Tian Li”), a Malaysian corporation, in which all the shares of Tian Li were exchanged for shares of SGL, and Tian Li became a wholly-owned subsidiary of SGL.

On October 1, 2023, SGLA completed a merger with SGL. After the merger, SGLA, SGL, and Tian Li, are collectively referred to as the “Company.”

Upon completion of the merger, SGLA acquired SGL in exchange for 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA. Immediately after completion of the share exchange, the Company has a total of 161,809,738 shares of common stock outstanding and 1,784,178 shares of preferred stock outstanding.

Prior to the merger, Luo Xiong and spouse Wo Kuk Ching and their immediate family members controlled 65.7% of SGLA, and 90% of SGL. Following the merger, Luo Xiong and spouse Wo Kuk Ching and their immediate family members controlled 89.78% of SGLA consolidated with SGL.

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of December 31, 2023 and June 30, 2023, and for the three-month and six-months ended December 31, 2023 and 2022, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended December 31, 2023, the Company incurred a net loss of $658,585, and used cash in operating activities of $476,948. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-KT for the six months ended June 30, 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-KT, filed with the SEC. The condensed consolidated balance sheet as of December 30, 2023, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2023, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. For the periods ended December 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Company generates revenue primarily from the sales of plastic recycle products directly to customers. The Company recognizes revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by our customers or delivered to our customers. The Company recognizes revenues net of sales discount and relevant charges, and accounts for packaging, shipping and handling fees as a fulfilment cost.

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Sale of plastic recycle products	$360,761	$59,943	$905,230	$376,831

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	December 31, 2023	June 30, 2023
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$1,565	$23,578
Denominated in Chinese Renminbi	253	7,999
Denominated in Malaysian Ringgit	409,448	93,557
Cash and cash equivalents	$411,266	$125,134

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2023 and June 30, 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three and six months ended December 31, 2023 and 2022, no write downs of inventory were made.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life
Factory building	20 years
Factory equipment	7 years
Office equipment	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease
Motor vehicles	3 - 10 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and six months ended December 31, 2023 and 2022, the Company determined there were no indicators of impairment of its property and equipment.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain.

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”).

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of December 31, 2023	As of June 30, 2023
Spot USD: MYR exchange rate	$4.5893	$4.6269
Average USD: MYR exchange rate	$4.6627	$4.4902

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company adopted ASU 2016-03 as of July 1, 2023, with no impact on our condensed consolidated financial statements or the related disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Prepaid expenses	$9,805	$14,567
Deposit on factory acquisition (No.5 factory building)	169,651	35,227
Rental and other deposits	33,589	29,089
Prepaid rent	26,882	25,696
	239,927	104,579

3. INVENTORIES, NET

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

PET flakes	$15,944	$32,655
PET pellets	134,028	50,443
PET strap belt	23,035	51,276
Other PET materials	29,665	63,719
	$202,672	$198,093

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Factory building	1,503,498	1,491,279
Factory equipment	1,372,715	1,319,673
Office equipment	15,448	15,042
Leasehold improvement	193,812	147,706
Motor vehicle	17,345	17,204
Total cost	3,102,818	2,990,904
Accumulated depreciation	(609,545)	(462,780)
Net book value	$2,493,273	$2,528,124

Depreciation and amortization expense was $140,722 for the six months ended December 31, 2023. At December 31, 2023 and June 30, 2023, the factory building related to costs of No.3 factory building. In September, 2023, the Company signed an agreement with its landlord to acquire No.5 factory building for approximately $1.7 Million (MYR7.75 Million), after its current lease terminates in March, 2024. At December 31, 2023, deposit of $169,651 have been paid, and the Company is securing third party bank financing for the balance of the acquisition price.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Accounts payable	$80,381	$-
Accrued liabilities	123,089	55,588
Other payables	106,023	97,038
	309,493	152,626

The balance of accrued liabilities include accrued payroll and accrued utilities.

The balance of other payables includes a balance payable for a factory building purchase.

6. CONVERTIBLE NOTE

Convertible note consisted of the following as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Convertible note	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, matures November 14, 2024, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a merger between SGLA and SGL. The merger was completed October 1, 2023.

7. BANK LOAN PAYABLE

In October, 2022 the Company obtained a loan from OCBC Bank in Malaysia in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 4). The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at December 31, 2023), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $29,218 and $17,768 for the six months and three months ended December 31, 2023 respectively.

Future Minimum principal payments under the bank borrowing are as follow:

2024	$37,311
2025	33,708
2026	35,263
2027	36,890
2028 onward	922,508
$1,065,680

8. RELATED PARTY TRANSACTIONS

As of December 31, 2023 and June 30, 2023, the amount due from related party consisted of:

	December 31, 2023	June 30, 2023

Due from Invent Fortune Sdn. Bhd. (4)	$1,014,213	$917,096
Total due from related party	$1,014,213	$917,096

As of December 31, 2023 and June 30, 2023, the amount due to related parties consisted of:

Payable to Luo Xiong and Wo Kuk Ching (1)	$(593,538)	$(137,922)
Payable to Empower International Trading (2)	(1,315,371)	(798,835)
Payable to TLC Global International Trading (3)	(747,200)	(741,128)
Total due to related parties	$(2,656,109)	$(1,677,885)

The amounts due from and payable to related parties are unsecured with non-interest bearing and repayable on demand.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

9. LEASES

As of December 31, 2023, the Company has one operating lease agreements for space (No. 5 factory) in Malaysia with remaining lease terms of two months and its finance leases are related to motor vehicles. The operating lease agreement entered with a non-related party, is for the premises in Selangor Darul Ehsan, Malaysia from March 1, 2020 to February 28, 2024, the monthly rent expense of MYR26,250 (approximately US$5,846).

	As of December 31, 2023	As of June 30, 2023

Right-of-use assets-operating lease	$10,927	$42,546
Right-of-use assets-finance leases	87,747	-
Total right-of-use assets	$98,674	$42,546

Operating lease liabilities – current	$11,336	$44,167
Operating lease liabilities – non-current	-	-
Finance lease liabilities – current	18,755	-
Finance lease liabilities – non-current	52,701	-
Total lease liabilities	$82,812	$44,167

The components of lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2023 and 2022 are as follows:

Other information for the six months ended	December 31, 2023	December 31, 2022

Cash paid for amounts included in the measurement of lease obligations
Operating cash payments for operating lease	$34,319	$66,285
Operating cash payments for finance lease	8,390	-
Weighted average remaining lease term (in years)
Operating leases	0.17	2.75
Finance leases	3.62	-
Weighted average discount rate
Operating leases	7.31%	7.31%
Finance leases	8.77%	-

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of December 31, 2023 are as follows:

SCHEDULE OF FUTURE MINIMUM PAYMENTS

	Operating lease	Finance lease

Year ending
2024	$11,438	$22,641
2025	-	22,641
2026	-	17,641
Thereafter	-	16,993
Total lease payment	11,438	79,916
Less: Imputed interest	(102)	(8,460)
Operating lease obligations	$11,336	$71,456

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2023 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-KT for the six months ended June 30, 2023 filed with the SEC on September 28, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $360,761 for the three months ended December 31, 2023, reflecting an increase of $300,818, or 501.842%, from $59,943 for the three months ended December 31, 2022..The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties.

Net revenues were $905,230 for the six months ended December 31, 2023, reflecting an increase of $528,399, or 140.22%, from $376,831 for the six months ended December 31, 2022. The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties.

Cost of revenues was $409,414 for the three months ended December 31, 2023, reflecting an increase of $295,596, or 259.71%, from $113,818 for the three months ended December 31, 2022. The increase in cost of revenue was due to the unit cost is higher in line with our revenue increase.

Cost of revenues was $1,150,381 for the six months ended December 31, 2023, reflecting an increase of $690,747, or 150.28%, from $459,634 for the six months ended December 31, 2022. The increase in cost of revenue was due to the unit cost is higher in line with our revenue increase.

Gross Loss

Gross loss was $48,653 and $53,875, for the three months ended December 31, 2023 and 2022, respectively, reflecting a decrease of $5,222, or 9.69%. The decrease in gross loss was mainly due to the increase in the net revenues.

Gross loss was $245,151 and $82,803 for the six months ended December 31, 2023 and 2022, respectively, reflecting an increase of $162,348, or 196.07%. primarily due to the unit cost is higher.

General and Administrative Expenses

General and administrative expenses were $168,773 for the three months ended December 31, 2023, reflecting an increase of $9,827, or 6.18%, from $158,946 for the three months ended December 31, 2022. The general and administrative expenses was relatively flat when compared to the prior year period

General and administrative expenses were $384,861 for the six months ended December 31, 2023, reflecting an increase of $136,612, or 55.03%, from $248,249 for the six months ended December 31, 2022. The increase was primarily due to the increase in directors and staffs’ salary, consulting and professional expense incurred in 2023 in connection with the factory purchases and business acquisition.

Net Loss

Net loss totaled $272,803 for the three months ended December 31, 2023, an increase of $60,127, of 28.27%, as compared to the net loss of $212,676 for the three months ended December 31, 2022. The increase was primarily due to the increase of cost of revenue and operating expense.

Net loss totaled $658,585 for the six months ended December 31, 2023, an increase of $327,675, of 99.02%, as compared to the net loss of $330,910 for the six months ended December 31, 2022. The increase was primarily due to the increase of cost of revenue and operating expense.

Liquidity and Capital Resources

Going concern.

For the six months ended December 31, 2023, Sino Green Land Corporation incurred a net loss of $658,585 and used cash in operating activities of $476,948. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2023, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	December 31, 2023	June 30, 2023	Change
Total current assets	$889,297	$480,602	$408,695
Total current liabilities	3,797,751	2,660,944	1,136,807
Working capital deficit	$(2,908,454)	$(2,180,342)	$(728,112)

As of December 31, 2023, We had total current assets of $889,297 consisting of cash on hand of $411,266, accounts receivables of $35,432, inventory of $202,672, and prepaid expenses and other current assets of $239,927, compared to total current assets of $480,6027 as of June 30, 2023. The increase was mainly due to the increase in cash and prepaid expenses. We had current liabilities of $3,797,751 consisting of accounts payable of 309,493, customer advances of $14,747, convertible note payable of $750,000, current portion of bank borrowings of $37,311, amount due to related parties of $2,656,109 and operating lease obligation of $30,091, compared to total current liabilities of $2,660,944 as of June 30, 2023.

The Company’s net loss was $272,803 and $212,676 for the three months ended December 31, 2023 and 2022, respectively.

Cash Flows

	Six months Ended December 31,
	2023	2022	Change
Cash flows provided by (used in) operating activities	$(476,948)	$(427,048)	$(49,900)
Cash flows provided by (used in) investing activities	(87,409)	(390,918)	303,509
Cash flows provided by (used in) financing activities	846,794	846,077	717
Effect of exchange rate changes on cash and cash equivalents	3,695	32,346	(28,651)
Net changes in cash and cash equivalents	$286,132	$60,457	$225,675

Cash Flow from Operating Activities

Cash flow used in operating activities for the six months ended December 31, 2023 was $476,948 as compared to the amount of $427,048 used in operating activities for the six months ended December 31, 2022, reflecting a decrement of $49,900. The decrease in net cash provided by operating activities was mainly due to the fact that the decrease from the accrued liabilities and other payables and prepayment impact on cash flows.

Cash Flow from Investing Activities

Cash flow used in investing activities was $87,409 and $390,918 for the six months ended December 31, 2023 and 2022, respectively. The decrease in net cash flow used in investing activities was mainly due to the decrease of acquisition of PPE.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $846,794 for the six months ended December 31, 2023 and $846,077 for the six months ended December 31, 2022, respectively. The increase in net cash provided by financing activities was mainly due to the increase in repayment of finance lease.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: February 20, 2024
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

