Form 10-Q
period 2024-03-31
Sino Green Land Corp.
filed 2024-05-20
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2024, AND JUNE 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$94,310	$125,134
Accounts receivable	75,020	52,796
Inventories	173,866	198,093
Prepaid expenses and other current assets	90,987	104,579
Total current assets	434,183	480,602

Non-current assets
Property, plant and equipment, net	4,069,858	2,528,124
Operating lease right-of-use assets	-	42,546
Finance lease right-of-use assets	79,302	-
Total Assets	$4,583,343	$3,051,272

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expense	$265,041	$152,626
Customer advances	34,339	-
Convertible note payable	750,000	750,000
Notes payable, secured – current	66,259	36,266
Advances due to the related parties	1,959,952	760,789
Finance lease obligations – current	18,536	-
Operating lease obligations – current	-	44,167
Total current liabilities	3,094,127	1,743,848

Non-current liabilities
Finance lease obligations – non-current	46,446	-
Notes payable, secured – non-current	1,879,451	1,032,606
Notes payable, unsecured	250,335	-
Total liabilities	5,270,359	2,776,454

Stockholders’ equity (deficit)
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive income	63,902	82,050
Accumulated deficit	(3,036,441)	(2,092,755)
Total stockholders’ equity (deficit)	(687,016)	274,818

Total Liabilities and Stockholders’ Equity (Deficit)	$4,583,343	$3,051,272

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED March 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2024	2023	2024	2023

Net revenues	$488,820	$65,182	$1,394,346	$447,615

Cost of revenues	(619,229)	(50,458)	(1,839,634)	(435,406)
Gross (loss) profit	(130,409)	14,724	(445,288)	12,209

Operating expenses:
General and administrative expenses	(132,377)	(245,166)	(447,444)	(495,759)
Operating loss	(262,786)	(230,442)	(892,732)	(483,550)

Other income (expense):
Interest income	229	67	873	215
Interest expense	(22,544)	(6,258)	(51,827)	(6,172)
Other income (expense), net	(22,315)	(6,191)	(50,954)	(5,957)

Net loss	(285,101)	(236,633)	(943,686)	(489,507)

Other comprehensive income:
Foreign currency translation income (loss)	(18,551)	(183,448)	(18,148)	(11,352)

Total comprehensive loss	(303,652)	(420,081)	(961,834)	(500,859)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and nine months ended March 31, 2024
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$82,050	$(2,092,755)	$274,818
Net loss	-	-	-	-	-	-	(385,782)	(385,782)
Foreign currency translation adjustment	-	-	-	-	-	(12,607)	-	(12,607)
Balance, September 30, 2023 (Unaudited)	1,784,178	1,784	161,809,738	161,810	2,121,929	69,443	(2,478,537)	$(123,571)
Net Loss	-	-	-	-	-	-	(272,803)	(272,803)
Foreign currency translation adjustment	-	-	-	-	-	13,010	-	13,010
Balance, December 31, 2023 (Unaudited)	1,784,178	1,784	161,809,738	161,810	2,121,929	82,453	(2,751,340)	$(383,364)
Net Loss	-	-	-	-	-	-	(285,101)	(285,101)
Foreign currency translation adjustment	-	-	-	-	-	(18,551)	-	(18,551)
Balance as of March 31, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$63,902	$(3,036,441)	$(687,016)

	Three and nine months ended March 31, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2022	1,784,178	$1,784	161,809,738	$161,810	$57,757	$35,748	$(1,015,395)	$(758,296)
Net loss	-	-	-	-	-	-	(118,234)	(118,234)
Foreign currency translation adjustment	-	-	-	-	-	32,043	-	32,043
Balance, September 30, 2022 (Unaudited)	1,784,178	1,784	161,809,738	161,810	57,757	67,791	(1,133,629)	$(844,487)
Capital contribution attributable to related party debt extinguishment	-	-	-	-	1,852,134	-	-	1,852,134
Net Loss	-	-	-	-	-	-	(134,640)	(134,640)
Foreign currency translation adjustment	-	-	-	-	-	(5,110)	-	(5,110)
Balance, December 31, 2022 (Unaudited)	1,784,178	1,784	161,809,738	161,810	1,909,891	$62,681	$(1,268,269)	$867,897
Capital contribution attributable to related party debt extinguishment	-	-	-	-	307,218	-	-	307,218
Net Loss	-	-	-	-	-	-	(236,633)	(236,633)
Foreign currency translation adjustment	-	-	-	-	-	(15,581)	-	(15,581)
Balance as of March 31, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,109	47,100	(1,504,902)	922,901

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED March 31, 2024, AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(943,686)	$(489,507)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	225,570	192,127
Changes in operating assets and liabilities
Accounts receivable	(22,224)	85,469
Inventories	24,227	(330,515)
Prepaid expenses and other current assets	13,592	161,474
Operating lease right of use asset	41,918	90,900
Accounts payable and accrued liabilities	112,415	(62,124)
Customer advances	34,339	(201,388)
Operating lease obligations	(44,167)	(91,077)
Net cash used in operating activities	(558,016)	(644,641)

Cash flows from investing activities
Acquisition of property and equipment	(902,921)	(596,173)
Net cash used in investing activities	(902,921)	(596,173)

Cash flows from financing activities
Advances from related parties, net	1,199,163	829,758
Payments on finance lease obligations	(33,178)	-
Principal payments of notes payable, secured	(25,459)	(2,634)
Proceeds from notes payable, unsecured	265,335	-
Principal payment of notes payable, unsecured	(15,000)	-
Proceeds from convertible note payable	-	750,000
Net cash provided by financing activities	1,390,861	1,577,124

Effect of exchange rate changes on cash and cash equivalents	39,252	18,377
Net changes in cash and cash equivalents	(30,824)	354,687
Cash and cash equivalents-beginning of the period	125,134	52,440

Cash and cash equivalents-end of the period	$94,310	$407,127

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of factory building No. 5 with note payable, secured	$914,542	$-
Capital contribution attributable to related party debt extinguishment	$-	$2,159,352

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED March 31, 2024, AND 2023

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of March 31, 2024 and June 30, 2023, and for the three-month and nine-months ended March 31, 2024 and 2023, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended March 31, 2024, the Company incurred a net loss of $943,686, and used cash in operating activities of $558,016. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Transition Report on Form 10-KT for the for the six month transition period ended June 30, 2023, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-KT for the six month transition period ended June 30, 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-KT, filed with the SEC. The condensed consolidated balance sheet as of March 31, 2024, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for the valuation of inventory and accruals of potential liabilities.

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

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Sale of plastic recycle products	$488,820	$65,182	$1,394,346	$447,615

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	March 31, 2024	June 30, 2023
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$2,399	$23,578
Denominated in Chinese Renminbi	42,532	7,999
Denominated in Malaysian Ringgit	49,379	93,557
Cash and cash equivalents	$94,310	$125,134

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of March 31, 2024 and June 30, 2023.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and nine months ended March 31, 2024 and 2023, the Company determined there were no indicators of impairment of its property and equipment.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of March 31, 2024	As of June 30, 2023
Spot USD: MYR exchange rate	$4.7238	$4.6269
Average USD: MYR exchange rate	$4.6819	$4.4902

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2024, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. For the periods ended March 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s operation segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

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

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Prepaid expenses	$49,724	$14,567
Deposit on factory acquisition (No. 5 factory building, see Note 4)	-	35,227
Rental and other deposits	18,042	29,089
Prepaid rent	23,221	25,696
	$90,987	$104,579

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

PET flakes	$8,943	$32,655
PET pellets	115,607	50,443
PET strap belt	43,298	51,276
Other PET materials	6,018	63,719
	$173,866	$198,093

The Company’s inventory balances have been adjusted to net realizable value resulting in a write off of approximately $89,000 and $456,000 for the three and nine months ended March 31, 2024. The write offs are recorded in cost of sales in the consolidated statements of operations and comprehensive loss.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Factory buildings	$3,170,148	$1,491,279
Factory equipment	1,334,810	1,319,673
Office equipment	14,339	15,042
Leasehold improvement	211,248	147,706
Motor vehicle	16,851	17,204
Total cost	4,747,396	2,990,904
Accumulated depreciation	(677,538)	(462,780)
Net book value	$4,069,858	$2,528,124

Depreciation and amortization expense was $677,538 for the nine months ended March 31, 2024.

At March 31, 2024, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In September, 2023, the Company signed an agreement with its landlord to acquire No. 5 factory building for approximately $1.6 Million (MYR7.75 Million). The acquisition of No. 5 factory building was completed in January 2024, and the Company paid approximately $667,000 and obtained a mortgage loan for approximately $915,000 (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Accounts payable	$33,935	$-
Accrued liabilities	122,173	55,588
Other payables	108,933	97,038
	$265,041	$152,626

The balance of accrued liabilities include accrued payroll and accrued utilities.

The balance of other payables includes a balance payable to the seller of factory building No. 5.

6. CONVERTIBLE NOTE PAYABLE

Convertible note consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Convertible note	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, matures November 14, 2024, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a merger between SGLA and SGL. The merger was completed October 1, 2023.

7. NOTES PAYABLE, SECURED

In October 2022, the Company obtained a credit facility with OCBC Bank in Malaysia to provide a loan in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 4). The acquisition and loan drawdown was completed in March 2023. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at March 31, 2024), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$1,000,000) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 4). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.5% (4.06% at March 31, 2024), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $51,827 and $22,544 for the nine months and three months ended March 31, 2024 respectively.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2024	$66,259
2025	66,454
2026	67,180
2027	70,308
2028 onward	1,675,509
Total	1,945,710
Current portion	(66,259)
Long term	$1,879,451

8. NOTES PAYABLE, UNSECURED

In January and February 2024, the Company issued two notes payable to investors for aggregate proceeds of $250,000. The notes are unsecured, bear interest at 3.6% and 10.9% per annum, and mature in two years. In addition, the Company issued one unsecured note payable in December 2023 for approximately $15,000 that was repaid in full in March 2024.

9. RELATED PARTY TRANSACTIONS

As of March 31, 2024 and June 30, 2023, the amount due from (due to) related parties consisted of:

	March 31, 2024	June 30, 2023

Due from Invent Fortune Sdn. Bhd. (4)	$999,087	$917,096
Payable to Luo Xiong and Wo Kuk Ching (1)	(900,384)	(137,922)
Payable to Empower International Trading (2)	(1,332,729)	(798,835)
Payable to TLC Global International Trading (3)	(725,926)	(741,128)
Total due to related parties, net	$(1,959,952)	$(760,789)

The amounts due from and payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

10. LEASES

During the nine months ended March 31, 2024, the Company entered into two finance leases for motor vehicles. The aggregate monthly lease payments are $1,800 with an aggregate commitment of approximately $95,000. The Company recognized financing lease right-of-use assets and related finance lease liabilities of approximately $95,000 upon commencement of the leases. As of March 31, 2023, the Company has one operating lease agreements for space (No. 5 factory building) in Malaysia. In February 2024, the Company completed the acquisition of the No. 5 factory building and space from the lessor (See Note 4).

	As of March 31, 2024	As of June 30, 2023

Right-of-use assets-operating lease	$-	$42,546
Right-of-use assets-finance leases	79,302	-
Total right-of-use assets	$79,302	$42,546

Operating lease liabilities – current	$-	$44,167
Operating lease liabilities – non-current	-	-
Finance lease liabilities – current	18,536	-
Finance lease liabilities – non-current	46,446	-
Total lease liabilities	$64,982	$44,167

The components of lease expense and supplemental cash flow information related to leases for the nine months ended March 31, 2024 and 2023 are as follows:

Other information for the nine months ended	March 31, 2024	March 31, 2023

Cash paid for amounts included in the measurement of lease obligations
Cash payments for operating lease	$44,455	$96,372
Cash payments for finance lease	33,178	-
Weighted average remaining lease term (in years)
Operating leases	-	2.75
Finance leases	3.27	-
Weighted average discount rate
Operating leases	7.31%	7.31%
Finance leases	8.77%	-

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of March 31, 2024 are as follows:

	Operating lease	Finance lease

Year ending
2024	$-	$22,131
2025	-	22,131
2026	-	14,029
Thereafter	-	14,135
Total lease payment	-	72,426
Less: Imputed interest	-	(7,444)
Total lease obligations	$-	64,982
Current	-	(18,536)
Long term	$-	$46,446

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2023 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-KT for the nine months ended June 30, 2023 filed with the SEC on September 28, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $488,820 for the three months ended March 31, 2024, reflecting an increase of $423,638, or 649.93%, from $65,182 for the three months ended March 31, 2023..The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties.

Net revenues were $1,394,346 for the nine months ended March 31, 2024, reflecting an increase of $946,731, or 211.51%, from $447,615 for the nine months ended March 31, 2023. The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties.

Cost of revenues was $619,229 for the three months ended March 31, 2024, reflecting an increase of $568,771, or 1,127.22%, from $50,458 for the three months ended March 31, 2023. The increase in cost of revenue was due to the unit cost is higher in line with our revenue increase.

Cost of revenues was $1,839,634 for the nine months ended March 31, 2024, reflecting an increase of $1,404,228, or 322.51%, from $435,406 for the nine months ended March 31, 2023. The increase in cost of revenue was due to the unit cost is higher in line with our revenue increase.

Gross Loss

Gross loss was $130,409 for the three months ended March 31, 2024 and gross profit was $14,724, for the three months ended March 31, 2023, reflecting a decrease of $145,133 or 985.69%. The decrease in gross loss was mainly due to the increase in the net revenues.

Gross loss was $445,288 for the nine months ended March 31, 2024 and gross profit was $12,209 for the nine months ended March 31, 2023, reflecting an decrease of $457,497, or 3,747.21%. primarily due to the unit cost is higher.

General and Administrative Expenses

General and administrative expenses were $132,377 for the three months ended March 31, 2024, reflecting an decrease of $112,789, or 46.01%, from $245,166 for the three months ended March 31, 2023. The general and administrative expenses was relatively flat when compared to the prior year period

General and administrative expenses were $447,444 for the nine months ended March 31, 2024, reflecting an decrease of $48,315, or 9.75%, from $495,759 for the nine months ended March 31, 2023. The general and administrative expenses was relatively flat when compared to the prior year period

Net Loss

Net loss totaled $285,101 for the three months ended March 31, 2024, an decrease of $48,468 of 20.48%, as compared to the net loss of $236,633 for the three months ended March 31, 2023. The increase was primarily due to the increase of cost of revenue and operating expense.

Net loss totaled $943,686 for the nine months ended March 31, 2024, an decrease of $454,179, of 92.78%, as compared to the net loss of $489,507 for the nine months ended March 31, 2023. The decrease was primarily due to the increase of cost of revenue and operating expense.

Liquidity and Capital Resources

Going concern.

For the six months ended March 31, 2024, Sino Green Land Corporation incurred a net loss of $943,686 and used cash in operating activities of $557,193. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2023, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	March 31, 2024	June 30, 2023	Change
Total current assets	$434,183	$480,602	$(46,419)
Total current liabilities	(3,094,127)	(1,743,848)	(1,350,279)
Working capital deficit	$(2,659,944)	$(2,180,342)	$(1,396,698)

As of March 31, 2024, We had total current assets of $434,183 consisting of cash on hand of $94,310, accounts receivables of $75,020, inventory of $173,866, and prepaid expenses and other current assets of $90,987, compared to total current assets of $480,602 as of June 30, 2023. The decrease was mainly due to the decrease in cash, inventory and prepaid expenses. We had current liabilities of $3,094,127 consisting of accounts payable and accrued expenses of $265,041, customer advances of $34,339, convertible note payable of $750,000, current portion of notes payable-secured of $66,259, advances due to related parties of $1,959,952 and financing lease obligation of $18,536, compared to total current liabilities of $1,743,848 as of June 30, 2023.

The Company’s net loss was $285,101 and $236,633 for the three months ended March 31, 2024 and 2023, respectively.

Cash Flows

	Nine months Ended March 31,
	2024	2023	Change
Cash flows provided by (used in) operating activities	$(558,016)	$(644,641)	$86,625
Cash flows provided by (used in) investing activities	(902,921)	(596,173)	(306,748)
Cash flows provided by (used in) financing activities	1,390,861	1,577,124	(186,263)
Effect of exchange rate changes on cash and cash equivalents	39,252	18,377	20,875
Net changes in cash and cash equivalents	$(30,824)	$354,687	$(385,511)

Cash Flow from Operating Activities

Cash flow used in operating activities for the nine months ended March 31, 2024 was $558,016 as compared to the amount of $644,641 used in operating activities for the nine months ended March 31, 2023, reflecting a decrement of $86,625. The decrease in net cash provided by operating activities was mainly due to the fact that the increase from the accrued assets and other payables and prepayment impact on cash flows.

Cash Flow from Investing Activities

Cash flow used in investing activities was $902,921 and $596,173 for the nine months ended March 31, 2024 and 2023, respectively. The increase in net cash flow used in investing activities was mainly due to the acquisition of PPE.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $1,390,861 for the nine months ended March 31, 2024 and $1,577,124 for the nine months ended March 31, 2023, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in loan proceeds.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: May 20, 2024
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

