Form 10-K
period 2024-06-30
Sino Green Land Corp.
filed 2024-09-30
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-53208

Sino Green Land Corp.

(Exact name of registrant as specified in its charter)

Nevada	000-53208	54-0484915
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

No. 3 & 5, Jalan Hi Tech 7/7,

Kawasan Perindustrian Hi Tech 7,

43500 Semenyih,Selangor, Malaysia

(Address of principal executive offices (zip code))

+603 8727 8732

(Registrant’s telephone number, including area code)

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

Yes☐ No ☒

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $0.001 par value	161,809,738

SINO GREEN LAND CORPORATION

TRANSITION FORM 10-K

For the Fiscal Year Ended June 30, 2024

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Sino” are references to Sino Green Land Corporation, a Nevada corporation.

●	The “SGL” is references to Sunshine Green Land Corporation, the wholly-owned subsidiary of “Sino”.

●	The “Tina Li” is references to Tian Li Eco Holding Sdn. Bhd., the wholly-owned subsidiary of “SGL”, a Malaysian subsidiary.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“Preferred Stock” refers to the preferred stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We have engaged in manufacturing and sales of recovered and recycled products in Malaysia since 2019. We have two factories about 8,759.83 square meters   to produce our products and serve our clients.

Corporate History

Sino Green Land Corporation was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, the Company changed its name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. During 2009 to 2011, the Company was principally engaged in the wholesale distribution of premium fruits in China. In 2011, the Company was delinquent in statutory filings, and the last annual report, Form 10-K for the year ended June 30, 2010, was filed to the SEC on March 31, 2011, and the last Form 10-Q for the period ended September 30, 2011, was filed to the SEC on November 14, 2011.

On December 30, 2019, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian, to Custodian Ventures LLC. Mr. David Lazar (“Mr. Lazar”), on behalf of the Custodian Ventures LLC, was awarded with custodianship and appointed as sole officer and director due to the Company’s ineffective board of directors, revocation of corporate charter, and abandonment of business. On January 7, 2020, Mr. Lazar announced the Court Order and the Change in Principal Officer through Form 8-K filing. The filing also mentioned the change of Company’s name from “Sino Green Land Corporation” to “Go Silver Toprich, Inc.”. On June 10, 2020, a settlement agreement was entered between the Company, Custodian Ventures, LLC, and Mr. Lazar. Pursuant to the agreement, Custodian Ventures LLC shall dismiss its custodianship, and the Company shall resume its business operations, and each party shall provide each other mutual release. In consideration of the release, the Company was required to pay Custodian Ventures LLC $15,000 towards its costs and expenses as the settlement to dismiss its custodianship with the Court. On July 2, 2020, the custodianship was discharged by the Court and Mr. Lazar resigned as sole officer and director of the Company. The former officer, Mr. Luo Xiong (“Mr. Luo”) was re-appointed as Chief Executive Officer and director of the Company.

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

On December 2, 2021, Mr. Luo submitted his resignation as Chief Executive Officer and director of the Company to the board of directors effective June 30, 2021.

Effective from June 30, 2021, Ms. Wo serves as Chief Executive Officer, and currently holds the positions of Chief Executive Officer, President, and director of the Company, respectively.

On June 30, 2023, Sunshine Green Land Corp. (“SGL”) acquired 100% interest in Tian Li Eco Holdings Sdn. Bhd (“Tian Li”).

On October 1, 2023, SGLA merged SGL and all of the outstanding shares of SGL’s common stock were exchanged for 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA. As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting.

Our Mission

Our mission is rooted in advocating for waste recycling, aiming for a sustainable environmental future. With its strategic initiatives, the Company’s objective is to become a prominent environmental recycling entity in Asia over the coming five years.

Our Model

We collects and sourcing the raw material such as the PET Bottle Bundle from Cambodia, Southeast Asia and New Zealand. After the raw material is delivered to the factory, we will process the sorting, cutting, crushing, washing, cleaning, drying, separating, recycling processing and further processing, until the materials are finally recycled into plastic end products such flakes, or Strapping belt, is produced. Thereafter, we sells it to local or oversea trading companies.

We recognizes the increasing importance of PET recycling in the global landscape. As the sector expands, there is noticeable demand from both brand manufacturers and end-users. Additionally, global governments are showing a heightened focus on environmental policies, providing further support to the PET recycling industry.

The PET recycling industry presents several challenges, often acting as barriers to entry for many entities. We have developed strategies to address these challenges. For instance, procuring raw materials demands a broad and reliable supply chain network, and the Company has invested in building such networks over the years. Adhering to international standards for recycled PET is crucial, and we through our technological assets and industry knowledge, aims to produce products that fit within these specifications. Addressing potential environmental concerns associated with the recycling process, the Company operates with the necessary legal and safety permits. These are licenses and report from the environmental impact assessment (EIA) and the environment management plan (EMP), and the permits from the Malaysia Investment Development Authority (MIDA).

Our foundation in the PET recycling domain is further highlighted by its infrastructural assets in Malaysia. The Company houses several pieces of advanced machinery and equipment together with its capabilities and technologies to produce good quality recycled PET materials for its customers. Furthermore, our foundational strength is the experienced and capable management and processing teams. The Company’s founders and core team possess a blend of experience and technical knowledge, positioning us as a notable player in the PET recycling sector.

Our Products

Product Offerings:

-	PET Bottle Flakes:

○	Processed through a sequence of sorting, crushing, washing, separation, and drying, PET Flakes serve as an alternate raw material to traditional polyester. These flakes find applications in products ranging from staple fibers to strapping belts.

○	Specifications:

■	Intrinsic Viscosity (IV): >0.7
■	Moisture: <1%
■	PVC Content: <0.01%
■	Foreign Material: <0.02%

-	PET Strapping Belt:

○	We employ superior raw materials and additives to produce these belts, offering them in varied colors and surface finishes (either smooth or embossed).
○	Recognized for its high tensile strength (comparable to steel straps, reaching up to 80%), these belts are durable across varying climatic conditions, exhibit heat resistance, and have enhanced longevity.
○	Product Specifications:

■	Model T1608-G:

●	Dimensions: 1100m16mm0.8mm
●	Weight: 20KG
●	Tensile Strength: 496 Kgf

■	Model T1910-G:

●	Dimensions: 800m19mm1.0mm
●	Weight: 20KG
●	Tensile Strength: 798 Kgf

-	HDPE Pellets:

○	Sourced from caps and rings of PET bottles, these HDPE pellets are suited for casting molding applications. Defined by its density (>0.941 g/cm3), HDPE stands as a robust variant within the polyethylene category. Renowned for its impact resistance, lightweight properties, low moisture absorption, and high tensile strength, HDPE also exhibits non-toxic and non-staining characteristics.

Our PET bottle flakes cater to diverse geographical markets, including the Asia-Pacific, Europe, and the Americas, with exports to nations like Germany, the U.S., Ukraine, Vietnam, Thailand, Malaysia, Indonesia, and Turkey, among others. The global PET fiber production capacity stands at approximately 60.53 million tons in 2021 (Statista Research Department, March 24, 2023), representing potential clients for the Company. Our PET plastic-steel straps have reached markets in countries such as China, Australia, Vietnam, Malaysia, Indonesia, and Thailand, with ongoing expansion initiatives. Additionally, Our HDPE recycled pellets find customers in China and Malaysia, suggesting a notable demand in the market.

The Company’s goals

Our strategic positioning in Semenyih, Malaysia, serves as a logistical advantage, facilitating efficient connections with both local and international customers via major transportation hubs. This not only ensures reduced delivery times but also minimizes transportation costs. On a daily basis, we procure recyclable plastics from local sources, aiming to reduce the amount of non-biodegradable plastics that might otherwise reach landfills. With a steadfast commitment to the environment, the Company continually seeks enhancements in its recycling process and pledges to increase its investments in this domain.

Competitive Strengths

Our Directors believe that our competitive strengths are as follows:

●	Our depth of understanding in the plastic recycling sector has made the Company attuned to its challenges and intricacies. As such, we strictly adhere to the regulations and guidelines set forth by the Malaysian government. Furthermore, the company has integrated practices from recycling standards observed in developed nations, aligning its operations with international benchmarks.

●	Our core expertise is in processing waste PET beverage and packaging bottles. Through advanced methodologies, we transform waste bottles into PET bottle flakes, which are tailored for PET fiber production. The facility houses over 40 pieces of advanced equipment, emphasizing consistent quality and innovation. This commitment to technology and research positions us as a notable entity within the environmental protection sector.

●	Currently, we have a production capability of 50,000 tons of PET waste plastic bottles annually. As the Company plans for the future, there is an envisioned expansion in its operational scope. We have also introduced a production line for PET plastic-steel strapping belts, resulting in an annual yield of 3,000 tons. Additionally, we produce HDPE recycled pellets from waste plastic bottle components, with an annual output ranging between 3,500 to 4,000 tons. Due to the quality of the PET bottle flakes and pellets produced, they find applications in various PET-based productions. Our recycled raw materials, being closely comparable to virgin plastics and cost-effectiveness, present a viable option for its customers, both domestic and international, in the market.

Market Overview

Addressing the Global Plastic Waste Crisis

The global plastic waste crisis has taken center stage in environmental discussions over recent decades. Since the 1950s, there has been a staggering surge in plastic production. What began as an annual output of 2 million tons has skyrocketed to an overwhelming 348 million tons by 2017. Correspondingly, the global plastic industry’s worth has soared to an estimated $522.6 billion. If current trajectories persist, the industry might potentially double in value by 2040 (Historic day in the campaign to beat plastic pollution: Nations commit to develop a legally binding agreement, Press release, United Nations Environment Programme (UNEP), Mar 2022).

However, this surge in plastic production and its subsequent pollution presents monumental challenges that ripple across ecosystems. Climate change, biodiversity reduction, and the broad spectrum of environmental pollution are all exacerbated by this pervasive plastic proliferation. The consequences, if left unaddressed, could lead to irreversible environmental damages.

Beyond the environmental toll, there are significant health concerns related to plastic pollution. These implications span from potential disruptions in human fertility and hormonal imbalances to metabolic irregularities and concerning neurological effects. Notably, the open burning of plastics has also become a significant contributor to atmospheric pollution.

As global efforts intensify to limit global warming to within 1.5°C, a projection that stands out is the anticipated contribution of plastics to this crisis. By 2050, emissions stemming from plastic-related processes might constitute up to 15% of the globally permissible emissions.

Marine life bears the brunt of this crisis, with over 800 marine and coastal species under threat due to plastic pollution. From ingestion to entanglement, the dangers are extensive. Alarmingly, marine ecosystems are burdened with around 11 million tons of plastic debris annually. Unless current practices are recalibrated, this figure might see a twofold increase by 2040 (UNEP, Mar 2022).

Recycled-PET as a Solution to the Global Plastic Waste Crisis

The emergence of recycled-PET (R-PET) as a solution presents hope in addressing the intensifying global plastic waste crisis. By embracing the reclamation and repurposing of PET plastics, there is a potential to markedly reduce the volume of waste directed to landfills and oceans. This approach simultaneously curtails the reliance on the production of virgin plastics, resulting in significant cuts in carbon emissions and the conservation of crucial resources.

R-PET champions the principles of a circular economy, a sustainable model where resources undergo continuous recycling and repurposing to extend their lifecycle, thus reducing environmental harm. Such a holistic approach starkly deviates from the age-old linear economic model characterized by a “produce, use, discard” sequence.

Incorporating R-PET into industrial processes can substantially attenuate the environmental footprints of sectors heavily dependent on plastics. For instance, producing R-PET consumes roughly 75% less energy compared to its virgin counterpart and can curtail greenhouse gas emissions by a commendable 70%.

Additionally, leveraging R-PET in product manufacturing can bolster the image of companies, positioning them as champions of environmental consciousness. This strategic alignment does not merely offer a solution to the plastic waste conundrum but also augments brand standing in the market. Given the discernible shift towards sustainable products among consumers, companies employing R-PET can potentially foster increased brand loyalty from this growing eco-conscious demographic.

The Recycled-PET Global Market Overview

The global recycled-PET (R-PET) market is showcasing notable momentum. As of 2023, this burgeoning sector is estimated to be worth around US$11 billion, and if current trends persist, it’s poised to burgeon to a significant US$15 billion by 2028. This forecast points to a robust compound annual growth rate (CAGR) of 6.5% over the anticipated five-year span. (Recycled PET Market, Global Forecast to 2028, Markets and Markets, June 2023)

Several pivotal factors are propelling this market surge. Foremost, there’s an unmistakable transformation in consumer behavior patterns. As individuals worldwide become more attuned to the far-reaching environmental consequences of plastic waste, their purchasing habits evolve. It is now evident that consumers are gravitating away from excessively packaged products, opting instead for items that underscore eco-friendliness as a key characteristic.

Furthermore, the role of governmental bodies cannot be understated. Many international administrations are ardently endorsing recycling and the principles of a circular economy. Through a plethora of policies, they are setting the stage to encourage and, in certain instances, mandate sustainable business conduct and elevated recycling standards. In certain jurisdictions, the integration of recycled materials has become a cornerstone of packaging regulations. These legal frameworks are supplemented with precise targets for recycled content, nudging manufacturers to embed environmental stewardship within their product development and design ethos.

From an economic perspective, the R-PET realm is presenting an intriguing landscape. In certain jurisdictions, particularly the EU, the advent of mandatory recycling directives means that the demand for food-grade R-PET is consistently outpacing the available supply. Consequently, its price per ton has reached a premium of around 1,500 Euros in September 2022 (Plastics and Sustainability Trends in September 2022, czapp.com, Oct 2022), which is a significant increment from a base valuation pegged at 400 Euros.

Opportunities for Recycled-PET in the Asia-Pacific Region

The Asia-Pacific region, a dominant global nexus for production, is abuzz with activity. With a multitude of multinational entities spread across diverse sectors such as food & beverage, personal care, and household products, it’s an area that presents a myriad of opportunities. This operational vibrancy inherently fosters a growing demand for recycled PET, setting an optimistic trajectory for our firm. One can gauge the strength and potential of this sector by examining key metrics. For instance, pivotal export territories, especially the European R-PET market, are projected to escalate to an impressive US$3.9 billion by 2028. Growing at a Compound Annual Growth Rate (CAGR) of 6.1%, these figures shed light on the surging demand and potential of the R-PET domain (Recycled PET Market, Global Forecast to 2028, Markets and Markets, Jun 2023).

Moreover, the regulatory landscape in this region is evolving in favor of sustainability. Several countries have made strides in introducing frameworks that promote the incorporation of recycled materials, with a specific emphasis on packaging. These legislative advancements not only fortify the market landscape but also significantly amplify the demand for the R-PET industry. When we couple these dynamics with the region’s swift economic evolution, rapid urbanization, and an expanding middle-class demographic, the resulting synergy augments consumption patterns. This is particularly evident in sectors like food & beverage, which unfolds a plethora of market vistas for our initiative.

Our Organization

Employees

As at the date of this report, we had a total of 49 employees, out of which 37 were foreign workers from Indonesia, Myanmar and Bengal. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia.

Reports to Security Holders

You may read and copy any materials the Company files with the Commission in the Commission’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to our Business

There is substantial doubt about Sino Green Land’s ability to continue as a going concern.

For the year ended June 30, 2024, Sino Green Land incurred a net loss of $798,804 and used cash in operating activities of $  752,278. These factors raise substantial doubt about the Sino Green Land’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land’s independent registered public accounting firm, in their report on Sino Green Land’s June 30, 2024, audited financial statements, raised substantial doubt about the Sino Green Land’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

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

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Any major disruption at our waste treatment plants, such as a breakdown of machinery, power or utilities shortage, could adversely affect our business, financial conditions, results of operations.

Our business is dependent on the uninterrupted operation of our waste treatment plants. If the use or efficiency of our waste treatment plants is hampered or disrupted due to power or water shortages or breakdowns, or if our machinery and equipment is damaged due to accident, fire or other natural disasters, our ability to process plastic recycle products and deliver our products in a timely manner, and thus our ability to generate revenue, may be materially affected. Furthermore, our waste treatment processes require a stable source of electricity, and there is no guarantee that the local electricity supply would be sufficiently reliable or stable for consumption at all times. If we are unable to manage or reduce periods of interruption of power supply, our waste treatment capacities at our waste treatment plants may be limited, delayed or halted, which could have an adverse effect on our business, operations, financial performance, financial condition, results of operations. Furthermore, in the case of a breakdown or failure in our machinery or equipment, suitable replacements of relevant machinery may not be readily available in the market in a timely manner or at all. Any disruptions affecting our waste treatment plants may lead to delays in fulfilling contract obligations, and our business, operations, financial performance, financial condition, and results of operations may be materially and adversely affected.

Our success is dependent on the continuous efforts of our key management and operation personnel, and we may not be able to find suitable replacement in case of loss of service of any of them.

The Company’s success also will depend in large part on the continued service of its key operational and management personnel, including executive staff, research and development, engineering, marketing and sales staff. Most specifically, including Ms. Wo Kuk Ching, our Chairman, CEO and Executive Director, Mr. Luo Xiong, our Vice president who oversees new partnerships, as well as implementation of our methodology, partnership retention, overall management and future growth. We rely on the expertise and experience of our key management personnel in developing business strategies, managing business operations and maintaining relationships with our customers. While there had been no key management and operation personnel who left us during these years, there is no assurance that there will be no such incidents in the future. If we lose the services of any of our key management personnel, we may not be able to find a suitable replacement with comparable knowledge and experience in a timely manner, and our business, operations, financial performance, financial condition, results of operations may be materially and adversely affected.

We rely on foreign workers for our operations

Our Company presently operates in a labor intensive industry and we depend on foreign labor for our predominantly manual operations such as manual sorting of collected waste.

As at the date of this report, we had a total of 21 employees, out of which 9 were foreign workers. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia. As advised by our legal advisers as to Malaysia law, there is no fixed quota on the number of foreign workers we can employ or any pre-determined foreign workers to local workers ratio as mandated by the Ministry of Home Affairs of Malaysia as the approval for intake of foreign workers is based on the actual requirement of the employer. Such an approval is applied by the employer on an as-needed basis. As such, we can increase the quota of foreign workers as long as an application for intake of foreign workers is first submitted to, and approval for such application is obtained from, the Ministry of Home Affairs of Malaysia.

We have been in compliance with the relevant laws and regulations governing the employment of foreign workers in all material respects during these years. While our Directors confirmed that we had fully complied with the relevant laws and regulations relating to foreign workers in all material respects during these years, there is no assurance that the Malaysian government will not impose additional conditions or restrictions on the intake of foreign workers allowed or change the foreign worker policy or the laws and regulations relating to foreign workers, and we may not be able to replace our foreign workers with local workers, or we may have to incur additional cost for recruiting local workers. This may in turn materially and adversely affect our business, operations, financial performance, financial condition, results of operations. Further, any increase in competition for foreign workers, especially skilled workers, will also increase the general labour wages paid by us to our foreign workers, which will have an adverse impact on our costs of operations and may in turn materially and adversely affect our results of operations.

We generally do not enter into long-term agreements with our customers. If we fail to retain our existing customers or attract new customers, our business, financial conditions and results of operations may be materially and adversely affected.

We do not enter into long-term agreements with most of our customers, and our customers have no obligation to engage us again for future to purchase recycled products from us as it is the industry practice to not enter into such long-term agreements with our customers. There is no assurance that our current or future agreements, with our major customers can be negotiated on terms and prices equivalent to or more favourable than current terms and prices. If we fail to retain our existing customers or attract new customers, our revenue and profitability, which is dependent on the number and scale of recycle products that we are able to sell, may be materially and adversely affected.

Cross Border Sales Transactions

Cross-border sales transactions carry a risk of changes in import tax and/or duties related to the import and export of our product, which can result in pricing changes, which will affect revenues and earnings. Cross border sales transactions carry other risks including, but not limited to, changing regulations, wait times, customs inspection and lost or damaged product.

We will need to raise funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will need to seek funds soon, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. It is not certain that we have accounted for all costs and expenses of future development and regulatory compliance. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favourable or if we have specific strategic considerations.

Our future growth may be limited.

The Company’s ability to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including the Company’s ability to further develop use of methodology, to attract and retain skilled employees, to successfully position and market the Company, to protect its existing intellectual property, to capitalize on the potential opportunities it is pursuing with third parties, and sufficient funding. To accommodate growth and compete effectively, the Company will need working capital to maintain adequate operating levels, develop additional procedures and controls and increase, train, motivate and manage its work force. There is no assurance that the Company’s personnel, systems, procedures and controls will be adequate to support its potential future operations.

We are dependent on third parties for the supply of raw materials.

Our continuing success depends on the availability, cost and quality of the raw materials for the Plastic recycle products. The cost of raw materials amounted to approximately MYR8.1 million, and MYR2.03 million respectively, representing approximately 77% and 53% of our cost of sales for FY2024 and FY2023 respectively. Cost of raw materials refers to cost incurred by our Company to purchase recoverable items from our suppliers, which is the key components of cost of sales attributable to the recycled products segment. The increase in cost of raw materials from MYR8.1 million in FY2024 to MYR2.03 million in FY2023 was mainly due to the sales increase and new machinery testing.

We generally do not enter into any agreements with our suppliers other than on a purchase order basis. The prices and supply of raw materials depend on factors beyond our control, including economic conditions, competition, availability of quality suppliers, production levels and transportation costs in Malaysia and Overseas. There is no assurance that there will not be such incidents in the future. If we are unable to procure the required raw materials from our suppliers in a timely manner (for example, as a result of the suspension of operations or liquidation or bankruptcy of the supplier), or if the cost of raw materials exceeds our budgeted cost, or if any of our key suppliers is unable to continue providing the raw materials we need or fail to supply the necessary raw materials at prices and on terms and conditions we consider acceptable, and we are unable to find suitable replacement of the suppliers nor pass on the additional costs to our customers, there may be a material and adverse effect on our business, operations, financial performance, financial condition, results of operations.

We may not be successful in our potential business combinations.

The Company may, in the future, pursue acquisitions of other complementary businesses and technology licensing arrangements. The Company may also pursue strategic alliances and joint ventures that leverage its core products and industry experience to expand its product offerings and geographic presence. The Company has limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures.

If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes, could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company’s operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company’s existing business.

We are required to comply with applicable laws and regulations.

Arising from the operations of our Company, we are required to comply with laws and regulations applicable to, among others, workplace safety, employment of foreign workers, environment and road traffic. In the event that we fail to comply with any of the applicable laws and regulations, we may be subject to penalties imposed by the authorities which include, but are not limited to, being fined and/or issued with remedial or stop-work orders which may materially and adversely affect our business, operations, financial performance, financial condition, results of operations.

We are imposed to environmental liability.

Our business operations are subject to environmental laws and regulations, in particular on the emission, discharge or deposit of waste into the environment pursuant to the laws of Malaysia. Though we had no material non-compliance with applicable environmental laws and regulations, as these laws and regulations may continue to evolve, there is no assurance that we will continue to be in compliance with all the applicable laws and regulations, and we may incur additional costs in complying with such laws and regulations. Any violation of the relevant environmental laws and regulations may lead to substantial fines, clean-up costs and environmental liabilities or even suspension of operations that could materially and adversely affect our business, operations, financial performance, financial condition, results of operations.

We intend to expand our capacity by capital investment in new machinery and system, which may result in an increase in depreciation expenses, plant and machinery operating costs, repair and maintenance costs and cash flow used in investing activities.

In order to secure more customers in Malaysia and overseas and expand the scale of our operations and customer base, our Directors intend to apply an aggregate of approximately MYR10 million (equivalent to approximately US$2.3 million) in capital investment in facilities, plants, machineries and/or equipment to enhance production efficiency and capacities.

As a result, our cash flow used in investing activities is expected to increase, and assuming all other things remain unchanged and such investment have been fully deployed, our depreciation expenses, plant and machinery operating costs and repair and maintenance costs will increase and this may in turn have a material adverse effect on our business, operations, financial performance, financial condition, results of operations.

Any further disruptions from an uptick in new infections related to COVID-19 may materially harm out business prospects.

Further upticks in infection, and the related enforcement of governmental restrictions would materially hinder our ability to grow, as it would make it could interrupt our supply chain, as well as the financial condition of our intended customer base.

We may need further financing for our existing business and future growth.

We may require additional funding for our existing business and growth plans. We have estimated our funding requirements in order to implement our growth plans.

In the event that the costs of implementing our growth plans exceed our funding estimates significantly or that we come across opportunities to grow through expansion plans which cannot be predicted at this juncture, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements. We will consider obtaining such funding from new issuance of equity, debt instruments and/or external bank borrowings, as appropriate. In addition, we may need to obtain additional equity or debt financing for other business opportunities that our Group deems favourable to our future growth and prospects. Funding through the new issuance of equity may lead to a dilution in the interests of the Shareholders. An increase in debt financing may be accompanied by conditions that restrict our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lenders’ consent for certain corporate actions. In addition, there is no assurance that we will be able to obtain additional financing on terms that are favourable and acceptable. If we are not able to secure adequate financing, our business and growth may be negatively affected.

Risks Related to Our Operation in Malaysia

The development of the industry we operate in is highly dependent on the Malaysian government’s environmental protection policies, which may change from time to time.

As a business operating in Malaysia, we are subject to the laws and regulations of Malaysia, which can be complex and evolve rapidly. The Malaysian government has the power to exercise significant oversight and discretion over the conduct of our business, and the environmental regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in Malaysia are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in Malaysia may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

Changes in Malaysian economic, political and social conditions, as well as government policies, may affect our businesses and the industry we operate in.

Our major assets and business operations are located in Malaysia. Therefore, our business, operations, financial performance, financial condition and results of operations are significantly exposed to the economic, political and social conditions in Malaysia as well as government policies, which in turn may impact our customers in Malaysia who buy our recycle products from us. There is no assurance that the demand for our products in Malaysia will not decrease in the future. For instance, an economic downturn in Malaysia may lead to a decrease in the demand for our products in the market, thereby materially and adversely affecting our business, financial conditions and results of operations.

Further, any changes in the policies implemented by the government of Malaysia which may result in currency and interest rate fluctuations, inflation, capital restrictions, price and wage controls, expropriation and changes in taxes and duties detrimental to our business may materially affect our operations, financial performance and future growth. Unfavourable changes in the social, economic and political conditions of Malaysia or in the Malaysian government policies in the future may have a negative impact on our operations and business in Malaysia, which will in turn adversely affect the overall financial performance of our Company. In addition, Malaysia foreign exchange control may limit our ability to utilise our cash effectively and affect our ability to receive dividends and other payments from our Malaysian subsidiaries.

We are subject to currency conversion and exchange rate risk.

Since a substantial amount of our income and profit is denominated in MYR, any fluctuations in the value of MYR may adversely affect the amount of dividends, if any, payable to the Shares in S$ to our Shareholders. There is no assurance that the Malaysian government will not impose more restrictive or additional foreign exchange controls. Any imposition, variation or removal of exchange controls may lead to less independence in the Malaysian government’s conduct of its domestic monetary policy and increased exposure of the Malaysia economy to the potential risks and vulnerability of external developments in the international markets.

Furthermore, fluctuations in the value of MYR against other currencies will create foreign currency translation gains or losses and may have an adverse effect on our business, operations, financial performance, financial condition and results of operations. Any imposition, variation or removal of foreign exchange controls may adversely affect the value, translated or converted into S$, of our net assets, earnings or any declared dividends. Consequently, this may adversely affect our ability to pay dividends or satisfy other foreign exchange requirements.

We are subject to the foreign exchange legislation and regulations in Malaysia.

Local and foreign investors are subject to Foreign Exchange Administration Rules in Malaysia. The legislations in Malaysia governing exchange control are the Financial Services Act 2013 (“FSA”) and Islamic Financial Services Act 2013 (“IFSA”). In exercise of the power conferred by the FSA and IFSA, Bank Negara Malaysia, which is the central bank of Malaysia (“Bank Negara”), has issued Foreign Exchange Administration Notices (“FEA Notices”) which embody its general permissions and directions. The FEA Notices read together with Schedule 14 of the FSA and IFSA set out the circumstances in which the specific approval of the Bank Negara must be obtained by residents and non-residents to remit funds to and from Malaysia. The FEA Notices are reviewed regularly by Bank Negara in line with the changing environment. As at the Latest Practicable Date, foreign investors are free to repatriate capital, divestment proceeds, profits, dividends, rental, fees and interests arising from investments in Malaysia provided that the repatriation is made in foreign currency. Any future restriction by the FEA Notices on repatriation of funds may limit our ability on dividends distribution to the Shareholders from business operations in Malaysia.

However, there is no assurance that the relevant rules and regulations on foreign exchange control in Malaysia will not change. In the event that there is any adverse change in the foreign exchange rules and regulations relating to the borrowing or repatriation of foreign currency, our business and results of operation may be materially and adversely affected.

Risks Related to the Market for our Stock

The OTC and share value.

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “SGLA”. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Low market price

A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Lack of market and state blue sky laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 10,000,000 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

These shares will be subject to the resale restrictions of Rule 144, since we have ceased being deemed a “shell company”. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least nine months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

No audit or compensation committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole. No members of our Board of Directors are independent directors. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Security laws exposure

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell our shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our mailing address and global operations are situated at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol SGLA. The market price quoted as at September 30th, 2024 is US$0.15  per share and the liquidity for the shares are limited.

As mentioned in Item 1.01, an additional 161,809,738 restricted common shares were issued to Wo Kuk Ching, Empower International Trading Sdn.Bhd., Kee Seng Yam, Xu Liming, Wong Erin, Wong Ching Wing, Pan Xinyu and 1,781,658 preferred shares were issued to Wo Kuk Ching and Luo Xiong . upon reverse acquisition activity. All additional issued common shares of SGLA are restricted from disposal for the lesser of 2 years from issuance, or one-year from the date of filing hereof. No options or warrants to purchase, or securities convertible into, common equity of the registrant. None of above mentioned additional issuance of restricted common share are issued to qualified institutional buyer as defined under § 230.144A

Equiniti Trust Company is the transfer and registrar agent for SGLA.

Holders

As of June 30, 2024, we had approximately 16 shareholders of our common shares, including the shares held in street name by brokerage firm. The holders of common share are entitle to one vote for each share held for record on all matters submitted to a vote of shareholders. Holders of the common share have no pre-emptive rights and no right to convert their common share into any other securities. There are no redemption or sinking fund provisions applicable to the common share.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2024, the Company has no securities authorized either previously approved or disapproved for issuance under equity compensation plan

Transfer Agent

The transfer agent for our capital stock is Trust Services Account Associate, with an address at 11110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120 and telephone number is +1 651-306-2904.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Change in Shell Company Status

Prior to the Share Exchange, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). As a result of the Share Exchange, we have ceased to be a shell company. The information contained in this Report constitutes the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

Forward Looking Statements

The following information specifies certain forward-looking statements of the management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information statement have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Such forward-looking statements include statements regarding our anticipated financial and operating results, our liquidity, goals, and plans.

All forward-looking statements in this Form 10 are based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Overview

The Company was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, the Company changed its name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. During 2009 to 2011, the Company was principally engaged in the wholesale distribution of premium fruits in China. In 2011, the Company was delinquent in statutory filings, and the last annual report, Form 10-K for the year ended June 30, 2010, was filed to the SEC on March 31, 2011, and the last Form 10-Q for the period ended September 30, 2011, was filed to the SEC on November 14, 2011.

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

On December 2, 2021, Mr. Luo submitted his resignation as Chief Executive Officer and director of the Company to the board of directors effective June 30, 2021.

Effective from June 30, 2021, Ms. Wo serves as Chief Executive Officer.

Ms. Wo currently holds the positions of Chief Executive Officer, President, and director of the Company, respectively.

Business Overview

Sino Green Land Corp. (“SGLA” or the “Company”) is a US holding company incorporated in Nevada. We conduct our business through our Malaysia subsidiary “Tian Li Eco Holdings Sdn. Bhd” (“Tian Li”), which is an environmental protection technology, recycling and renewal of plastic waste bottles and packaging materials being recycled and sale of recovered and recycled products, a company incorporated and based in Malaysia. With the mission to rooted in advocating for waste recycling, aiming for a sustainable environmental future. With its strategic initiatives, the company’s objective is to become a prominent environmental recycling entity in Asia over the coming five years.

Results of Operations

	Years Ended June 30,
	2024		2023		Change
Net revenues	$2,088,028	100%	$636,482	100%	$1,451,546	228%

Cost of revenues	(2,163,421)	(104)%	(1,052,261)	(165)%	(1,111,160)	106%
Gross (loss)	(75,393)	(4)%	(415,779)	(65)%	(340,386)	(82)%

Operating expense	(643,767)	(31)%	(644,490)	(101)%	723	0%
Interest income	705	0%	266	0%	439	165%
Other income	854	0%	-	0%	854	0%
Interest expense	(81,203)	(4)%	(17,357)	(3)%	(63,846)	368%
Income taxes	-	(0)%	-	(0)%	-	(0)%
Net loss	$(798,804)	(38)%	$(1,077,360)	(169)%	$278,556	(26)%

Net Revenues

Net revenues totaled $2,088,028 for the year ended June 30, 2024, an increase of $636,482, or 228%, as compared to the revenue for the year ended June 30, 2023. The increase in net revenues  was mainly due to an increase in sales of plastic recycle products as a result of the increase in orders from the third parties. The Company had 33 clients for the year ended June 30, 2024, increase of 21, as compared to the number of clients for the year ended June 30, 2023. Meanwhile, the total sales orders also increased from 49 to 250 in two years.

Cost of Revenues

Cost of revenues totaled $2,163,421 for the year ended June 30, 2024, an increase of $1,111,160, or 106%, as compared to for the year ended June 30, 2023. The increase in cost of revenue was due to the unit cost is higher in line with our revenue increase.

Gross Loss

Gross loss was $75,393 and $415,779 for the years ended June 30, 2024 and 2023 respectively. Gross loss decreased $340,386 for the year ended June 30, 2024 primarily due to the improvement of production efficiency

Operating Expenses

General and administrative expenses totaled $643,767 for the year ended June 30, 2024, a slight decrease of $723, as compared to the year ended June 30, 2023.

Net Loss

Net loss totaled $798,804 for the year ended June 30, 2024, an decrease of $278,556, of 26%, as compared to the net loss of $1,077,360 for the year ended June 30, 2023. The decrease was primarily due to the cost of revenue increase.

Liquidity and Capital Resources

Working Capital

	Years Ended June 30,
	2024	2023	Change
Total current assets	$834,790	$480,602	$354,188
Total current liabilities	3,514,227	1,743,848	1,770,379
Working capital deficit	$(2,679,437)	$(1,263,246)	$(1,416,191)

As of June 30, 2024, We had total current assets of $834,790 consisting of cash on hand of $28,858, accounts receivables of $76,738, inventory of $664,400, and prepayments and other current assets of $64,794, compared to total current assets of $480,602 as of June 30, 2023. The increase was mainly due to the increase in inventory and account receivable in 2024. We had current liabilities of $3,514,227 consisting of accounts payable of $107,466, contract liabilities of $68,048, financing lease liabilities $18,866, convertible note of $750,000, accrued liabilities of $156,117, current portion of bank and short-term borrowings of $320,720 and amount due to related parties of $2,093,010 compared to total current liabilities of $1,743,848 as of June 30, 2023.

The Company’s net loss was $798,804 and $1,077,360 for the years ended June 30, 2024 and 2023, respectively.

Cash Flows

	Years Ended June 30,
	2024	2023	Change
Cash flows (used in) operating activities	$(752,278)	$(922,202)	$167,997
Cash flows (used in) investing activities	(876,102)	(584,201)	(291,901)
Cash flows provided by financing activities	1,462,064	1,624,728	(162,664)
Effect of exchange rate changes on cash and cash equivalents	70,040	(45,631)	117,598
Net changes in cash and cash equivalents	$(96,276)	$72,694	$(168,970)

Cash Flow from Operating Activities

Cash flow used in operating activities for the years ended June 30, 2024 was $752,278 and $922,202 for the year ended June 30, 2023, respectively. The decrease in net cash used in operating activities was mainly due to the fact that the decrease from the net loss.

Cash Flow from Investing Activities

Cash flow used in investing activities was $876,102 as compared to the amount of $584,201 provide by investing activities for the year ended June 30, 2023, reflecting an increasement of $291,901. The increase in net cash flow used in investing activities was mainly due to acquisition of property and equipment.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $1,462,064 and $1,624,728 for the year ended June 30, 2024 and 2023, respectively. The increase in net cash provided by financing activities was mainly due to the increase in amount due to related parties and short term bank borrowing.

Capital requirement for short term and long term

As of June 30, 2024, the Company financed capital requirement through personal short-term loan and OCBC Bank in Malaysia for further expansion, details are as follows:

	June 30, 2024	June 30, 2023
Loan from XU LIMING	100,070	-
Loan from ZHANG YAFEI	151,968	-
Loan from OCBC Bank in Malaysia	$2,035,121	$1,071,137
Aggregate outstanding principal balances	$1,994,370	$1,068,872
Less: current portion	(68,682)	(36,266)
Total non-current borrowings	$1,925,688	$1,032,606

Other Material Cash requirement

In addition to the financing arrangements discussed above, we are a party to numerous contracts and arrangements obligating it to make cash payments in future years. We expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represents material expected cash requirements recorded on Consolidated Balance Sheets at June 30, 2024. Such obligations include:

Operating Lease liabilities – See Note 10

Financing Lease liabilities – See Note 10

Trends, commitment and uncertainties that likely to result in material changes in liquidity

Except the issues mentioned above, the Company has no other uncertainties that is likely to result in material changes in liquidity based on management’s understanding and knowledge.

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2024. However, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible asset and goodwill.

Our critical estimates include estimates used to review the Company’s goodwill impairments and estimations of recoverability for intangible asset. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, Financial Instruments – Credit Losses is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Employees

As at this report date, we had a total of 49 employees, out of which 37 were foreign workers. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia. We anticipate hiring necessary personnel based on an as needed basis only on a per contract basis to be compensated directly from revenues.

Properties

Our mailing address and global operations are situated at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of June 30, 2024.

Name	Number of Shares of Common Stock	Percentage
Directors and officers
Wo Kuk Ching (2)	56,882,222	35.15%
Wong Erin	6,453,968	3.99%
Wong Ching Wing	6,453,968	3.99%
All directors and officers	69,790,158	43.13%

5% Shareholders
Empower International Trading Sdn. Bhd.(1)	75,484,125	46.65%
	145,274,283	89.78%

(1) Luo Xiong is the beneficial owner and is deemed to hold the voting and dispositive power over the Company’s common stock held by Empower International Trading Sdn.Bhd.

(2) Wo Kuk Ching has served as our President and Director since July 2, 2020, and serves as Chief Executive Officer after the departure of our former Chief Executive Officer.

There are no other officer or director 5% shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 161,809,738  shares of common stock to be outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 17, 2024, the Company dismissed Weinberg & Company, P.A. (“Weinberg”) as the Company’s independent registered public accounting firm.

During the period from January 10, 2023, to March 31, 2024, there were no: (1) disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K) with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On July 17, 2024, our Board of Directors appointed AUDIT ALLIANCE LLP   (“AA”) as our independent registered public accounting firm, to audit our financial statements for the year ended June 30, 2024. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither we nor anyone on our behalf consulted AA regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of our financial statements, nor has AA provided to us with a written report or oral advice regarding such principles or audit opinion.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of June 30, 2024, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer, in connection with the review of our financial statements as of June 30, 2024.

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

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Wo Kuk Ching	68	President CEO, CFO, Secretary,Treasurer, Director of SGLA
Wong Erin	39	Secretary of SGLA
Wong Ching Wing	44	Chief Financial Officer, Treasurer, and Director of SGLA

Wo Kuk Ching, Director

Wo Kuk Ching (“Ms. Wo”), age 68, has served as our President and Director since July 2, 2020, and serves as Chief Executive Officer after the departure of our former Chief Executive Officer, Luo Xiong, spouse of Ms. Wo effective from June 30, 2021. Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively.

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

Ms. Wo brings to the board of directors her business leadership, corporate strategy, and accounting and financial expertise.

Wong Ching Wing, Director

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

Wong Erin, Secretary

Wong Erin (“Erin”), age 39, has served as our Secretary since July 2, 2020. Erin is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing, respectively.

Term of Office

Our director holds its position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Family Relationships

Mr. Luo is spouse of Ms. Wo, our Chief Executive Officer, President, and Director.

Legal Proceedings Involving Directors and Executive Officers

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; Or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; Or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; Or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended June 30, 2024 and 2023.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

CEO, Chairman & Director	Wo Kuk Ching	2024	-	-	-	-
		2023	-	-	-	-
CFO & Director	Wong Ching Wing	2024	-	-	-	-
		2023	-	-	-	-
Secretary	Wong Erin	2024	-	-	-	-
		2023	-	-	-	-

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

All directors serve 1 year term.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

On October 1, 2023, Sino Green Land Corp. (“SGLA,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Sunshine Green Land Corp.a Labuan Company, Wo Kuk Ching, Empower International Trading Sdn Bhd., Kee Seng Yam, Xu Liming, Wong Erin, Wong Ching Wing, and Pan Xinyu, total eight individual shareholders, owner of 100% of Sunshine Green Land Corp.. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Sunshine was exchanged for 150,000,000 shares of common stock of SGLA issued to Wo Kuk Ching, Empower International Trading Sdn.Bhd, Kee Seng Yam, Xu Liming, Wong Erin, Wong Ching Wing, and Pan Xinyu . The former stockholders of SGL will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Sunshine is the accounting acquiree.

Immediately after completion of such share exchange, the Company has a total of 161,809,738 issued and outstanding shares, with authorized share capital for common share of 780,000,000 shares.

Description of securities

The following is a summary description of our capital stock and certain provisions under the laws of the State of Nevada where the Company was incorporated. The following discussion is qualified in its entirety by reference to such exhibits.

Preferred Stock

The Company is authorized to issue 1,784,178 shares of Preferred Stock.

As of June 30, 2024, the Company had 1,784,178 shares of Preferred Stock issued and outstanding, par value $0.001 per share, and all issued and outstanding shares of Preferred Stock are held by unrelated parties.

Common Stock

The Company is authorized to issue 161,809,738 shares of Common Stock.

As of June 30, 2024, the Company had 161,809,738 shares of Common Stock issued and outstanding, par value $0.001 per share, and 145,274,283 shares (approximately 89.78%) of total issued and outstanding Common Stock are held by related parties.

The following table lists, as of June 30, 2024, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 161,809,738 shares of our Common Stock issued and outstanding as of June 30, 2024.

We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Wo Kuk Ching (Chief Executive Officer, President, and Director) (1)	56,882,222	35.15%

Wong Ching Wing (Chief Financial Officer, Treasurer, and Director (2)	6,453,968	3.99%

Wong Erin (Secretary) (3)	6,453,968	3.99%

All executive officers and directors as a group (3 persons named above)	69,790,158	43.13%

Empower International Trading Sdn. Bhd. (4)	75,484,125	46.65%

Other owners of the Company	16,535,455	10.22%

	161,809,738	100.00%

(1)

Wo Kuk Ching, our Chief Executive Officer, President, and Director, and currently owns 56,882,222 shares of our Common Stock, approximately 35.15% of total issued and outstanding shares.

Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively. Ms. Wo is also spouse of our former Chief Executive Officer and Director, Luo Xiong (“Mr. Luo”).

(2)

Wong Ching Wing (“Elise”), our Chief Financial Officer, Treasurer and Director, and currently owns 6,453,968 shares of our Common Stock, approximately 3.99% of total issued and outstanding shares.

Elise is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Secretary, Erin.

(3)

Wong Erin (“Erin”), our Secretary, and currently owns 6,453,968 shares of our Common Stock, approximately 3.99% of total issued and outstanding shares.

Erin is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Chief Financial Officer, Treasurer and Director, Elise.

(4)

Empower International Trading Sdn. Bhd. (“Empower”), a Malaysia corporation, currently owns 75,484,125 shares of our Common Stock, approximately 46.65% of total issued and outstanding shares.

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

Indemnification of Directors and Officers

Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses. Our Bylaws provide that we may indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent permitted by law, our Articles of Incorporation or our Bylaws, and shall indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent required by law, our Articles of Incorporation or Bylaws. Our obligations of indemnification, if any, shall be conditioned on receiving prompt notice of the claim and the opportunity to settle and defend the claim. We may, to the extent permitted by law, purchase and maintain insurance on behalf of an individual who is or was our director, officer, employee or agent.

Indemnification against Public Policy

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our Articles of Incorporation and by laws, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defence of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and the shareholders (through shareholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

On June 30, 2024, the amount due to a related company, which is unsecured with non-interest bearing.

Director Independence

None of our directors qualified as an “independent director” under the rules of NASDAQ, Marketplace Rule 4200(a).

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our nominating committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the years ended June 30,
	2024	2023

Audit Fees (1)	$23,000	$10,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$23,000	$10,000

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by AUDIT ALLIANCE LLP (2024) and Weinberg & Company, P.A. (2023) were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

Number	Description
3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino Green Land Corp.

Date: September 30, 2024		/s/ Wo Kuk Ching
	By:	Wo Kuk Ching,
President & Chief Executive Officer, Director

/s/ Wong Ching Wing
	By:	Wong Ching Wing
Chief Financial Officer (Principal Financial and Accounting Officer)

SINO GREEN LAND CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Sino Green Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sino Green Land Corporation and its subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended June 30, 2024, the Company incurred a net loss of $798,804 and used cash in operating activities of $752,278, result in an accumulated deficit of $2,891,559. The Company’s current liabilities exceeded current assets $2,679,437, and the stockholder deficit of $560,144. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial  statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ AUDIT ALLIANCE LLP
Singapore
September 30, 2024

SINO GREEN LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND 2023

	As of June 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$28,858	$125,134
Accounts receivable	76,738	52,796
Inventories	664,400	198,093
Prepaid expenses and other current assets	64,794	104,579

Total current assets	834,790	480,602

Non-current assets
Property, plant and equipment, net	4,013,206	2,528,124
Operating lease Right-of-use assets	-	42,546
Financing lease Right-of-use assets	73,461	-
Total Assets	$4,921,457	$3,051,272

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,466	$-
Accrued liabilities and other payable	156,117	152,626
Contract liabilities	68,048	-
Convertible note payable	750,000	750,000
Bank loan payable - current	68,682	36,266
Short-term borrowing	252,038	-
Amount due to the related parties	2,093,010	760,789
Financing Lease liabilities – current	18,866	-
Operating Lease liabilities – current	-	44,167
Total current liabilities	3,514,227	1,743,848

Non-current liabilities
Bank loan payable – non-current	1,925,688	1,032,606
Financing Lease liabilities – non-current	41,686	-
Operating Lease liabilities – non-current	-	-
Total Liabilities	5,481,601	2,776,454

Stockholders’ Equity
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	161,810	161,810
Additional paid in capital	2,121,929	2,121,929
Accumulated other comprehensive income	45,892	82,050
Accumulated deficit	(2,891,559)	(2,092,755)
Total stockholders’ equity (deficit)	(560,144)	274,818

Total Liabilities and Stockholders’ Equity (Deficit)	$4,921,457	$3,051,272

The accompanying notes are an integral part of these financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Year ended June 30,
	2024	2023

Revenues	$2,088,028	$636,482
Cost of revenues	(2,163,421)	(1,052,261)
Gross loss	(75,393)	(415,779)

Operating expenses:
General and administrative expenses	(643,767)	(644,490)
Operating expenses	(643,767)	(644,490)

Loss from operations	(719,160)	(1,060,269)

Other income (expenses):
Other income	854	-
Interest income	705	266
Interest expenses	(81,203)	(17,357)
Other (expenses), net	(79,644)	(17,091)

Net loss before tax	(798,804)	(1,077,360)

Income tax expenses	-	-

Net loss	(798,804)	(1,077,360)

Other comprehensive (loss) / income:
Foreign currency translation (loss) / income	(36,158)	82,050

Total comprehensive loss	$(834,962)	$(995,310)

The accompanying notes are an integral part of these financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

						Accumulated		Total
					Additional	Other		Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Accumulated	Equity
	shares	Amount	shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of June 30, 2022	1,784,178	1,784	161,809,738	161,810	57,757	35,748	(1,015,395)	(758,296)
Capital contribution attributable to related party debt extinguishment					2,121,929			2,121,929
Net Loss	-	-	-	-	-	-	(1,077,360)	(1,077,360)
Foreign currency translation adjustment	-	-	-	-	-	46,302		46,302
Balance as of June 30, 2023	1,784,178	1,784	161,809,738	161,810	2,121,929	82,050	(2,092,755)	$274,818
Net Loss	-	-	-	-	-	-	(798,804)	(798,804)
Foreign currency translation adjustment	-	-	-	-	-	(36,158)	-	(36,158)
Balance as of June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$45,892	$(2,891,559)	$(560,144)

The accompanying notes are an integral part of these financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2024 AND 2023

	Year ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(798,804)	$(1,077,360)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	319,369	260,173
Changes in operating assets and liabilities
Accounts receivable	(23,942)	32,673
Inventories	(466,307)	(96,133)
Prepaid expenses and other current assets	39,785	98,431
Operating lease Right of use assets	41,938	105,153
Accounts payable	107,466	(72,108)
Accrued liabilities and other payable	3,491	28,357
Contract liabilities	68,048	(201,388)
Operating lease liabilities	(43,322)	-
Net cash used in operating activities	(752,278)	(922,202)

Cash flows from investing activity
Acquisition of property and equipment	(876,102)	(584,201)
Net cash used in investing activity	(876,102)	(584,201)

Cash flows from financing activities
Advances from related parties, net	1,332,221	850,228
Payments on finance lease liabilities	(18,231)	-
Principal payments of notes payable, secured	(88,412)	-
Proceeds from notes payable, unsecured	(15,552)	(11,766)
Proceeds from convertible note payable	-	750,000
Short term borrowing	252,038	36,266
Net cash provided by financing activities	1,462,064	1,624,728

Effect of exchange rate changes on cash and cash equivalents	70,040	(45,631)
Net changes in cash and cash equivalents	(96,276)	72,694
Cash and cash equivalents-beginning of the year	125,134	52,440

Cash and cash equivalents-ended of the year	$28,858	$125,134

Supplementary cash flow information:
Interest paid	$(81,203)	$(17,357)
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of factory building No. 5 with note payable, secured	$975,162	$1,080,637
Acquisition of two vehicles with note payable, secured	(94,336)
Liabilities assumed in connection with purchase of vehicles	76,105
Capital contribution attributable to related party debt extinguishment	-	2,064,172

The accompanying notes are an integral part of these financial statements.

SINO GREEN LAND CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sino Green Land Corporation was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, the Company changed its name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. During 2009 to 2011, the Company was principally engaged in the wholesale distribution of premium fruits in China. In 2011, the Company was delinquent in statutory filings, and the last annual report, Form 10-K for the year ended June 30, 2010, was filed to the SEC on March 31, 2011, and the last Form 10-Q for the period ended September 30, 2011, was filed to the SEC on November 14, 2011.

On December 30, 2019, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian, to Custodian Ventures LLC. Mr. David Lazar (“Mr. Lazar”), on behalf of the Custodian Ventures LLC, was awarded with custodianship and appointed as sole officer and director due to the Company’s ineffective board of directors, revocation of corporate charter, and abandonment of business. On January 7, 2020, Mr. Lazar announced the Court Order and the Change in Principal Officer through Form 8-K filing. The filing also mentioned the change of Company’s name from “Sino Green Land Corporation” to “Go Silver Toprich, Inc.”. On June 10, 2020, a settlement agreement was entered between the Company, Custodian Ventures, LLC, and Mr. Lazar. Pursuant to the agreement, Custodian Ventures LLC shall dismiss its custodianship, and the Company shall resume its business operations, and each party shall provide each other mutual release. In consideration of the release, the Company was required to pay Custodian Ventures LLC $15,000 towards its costs and expenses as the settlement to dismiss its custodianship with the Court. On July 2, 2020, the custodianship was discharged by the Court and Mr. Lazar resigned as sole officer and director of the Company. The former officer, Mr. Luo Xiong (“Mr. Luo”) was re-appointed as Chief Executive Officer and director of the Company.

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

On December 2, 2021, Mr. Luo submitted his resignation as Chief Executive Officer and director of the Company to the board of directors effective June 30, 2021.

Effective from June 30, 2021, Ms. Wo serves as Chief Executive Officer, and currently holds the positions of Chief Executive Officer, President, and director of the Company, respectively.

On June 30, 2023, Sunshine Green Land Corp. (“SGL”) acquired 100% interest in Tian Li Eco Holdings Sdn. Bhd (“Tian Li”).

On October 1, 2023, SGLA acquired SGL and all of the outstanding shares of SGL’s common stock were exchanged for 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA. As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. For the year ended June 30, 2024, the Company incurred a net loss of $798,804 and used cash in operating activities of $752,278. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next nine months. The continuation of the Company as a going concern is dependent upon (1) the continued financial support from its stockholders or its ability to obtain external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from those estimates.

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

The Company generates revenue primarily from the sales of plastic recycle products directly to customers. The Company recognizes revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by our customers or delivered to our customers. The Company recognizes revenues net of sales discount and relevant charges, and accounts for packaging, shipping and handling fees as a fulfilment cost. The majority of the Company’s revenues are generated from customers in Malaysia.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	June 30, 2024	June 30, 2023
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$2,396	$23,578
Denominated in Chinese Renminbi	1,001	7,999
Denominated in Malaysian Ringgit	25,461	93,557
Cash and cash equivalents	$28,858	$125,134

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of June 30, 2024 and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the years ended June 30, 2024 and 2023, there was no write down of inventory.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life
Factory building	20 years
Factory equipment	7 years
Office equipment	3 - 10 years
Computaer and Software	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease
Motor vehicles	3 - 10 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2024 and 2023, the Company determined there were no indicators of impairment of its property and equipment.

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

Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. At June 30, 2024, there were no potentially dilutive securities outstanding. At June 30, 2023, potentially dilutive securities outstanding consisted on 937,500 shares of common stock related to convertible note payable, and were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its financial assets and liabilities. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3 Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The carrying values of notes and loans payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Concentrations

Revenues. For the year ended June 30, 2024, 34%, 22% and 13%, respectively, of our revenue was generated from the Company’s three largest customers. For the year ended June 30, 2023, 50% and 13%, respectively, of our revenue was generated from the Company’s two largest customers. There was no other customer that accounted for more than 10% of the Company’s revenues for the years ended June 30, 2024 and 2023.

Accounts receivable. At June 30, 2024, 49%, 17% and 13% of the Company’s accounts receivable was from the Company’s three largest receivable accounts. At June 30, 2023, 87% and 13%, respectively, of the Company’s accounts receivable was due from two customers. There was no other customer that accounted for more than 10% of the Company’s accounts receivable at June 30, 2024 and 2023.

Purchases from vendors. For the year ended June 30, 2024, 23%, 22%, 19%, and 10%, of our purchases was from four vendors. For the year ended June 30, 2023, 41% and 21%, of our purchases was from two vendors. There was no other vendor that accounted for more than 10% of the Company’s purchases for the years ended June 30, 2024 and 2023.

Accounts payable. At June 30, 2024, the two largest accounts payable accounts to the Company’s vendors represented 68% and 15%. At June 30, 2023, there was no account payable.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2024	2023
Year-end USD: MYR exchange rate	$4.7172	$4.6269
Average USD: MYR exchange rate	$4.6941	$4.4902

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of June 30, 2024 and 2023:

	2024	2023

Prepaid expenses	$12,188	$14,567
Deposit on factory building purchase	-	35,227
Other deposits	26,145	29,089
Other receivables	26,461	25,696
	$64,794	$104,579

NOTE 3 – INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of June 30, 2024 and 2023:

	2024	2023

PET flakes	$5,821	$32,655
PET pellets	85,077	50,443
PET strap belt	42,183	51,276
Other PET materials	527,882	63,719
In Transit Materials	3,437	-
Inventories	$664,400	$198,093

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of June 30, 2024 and 2023:

	2024	2023
Factory building	$3,174,635	$1,491,279
Factory equipment	1,363,279	1,319,673
Computer and Software	3,457	-
Office equipment	10,903	15,042
Leasehold improvement	215,787	147,706
Motor vehicle	16,875	17,204
Total cost	4,784,936	2,990,904
Accumulated depreciation	(771,730)	(462,780)
Net book value	$4,013,206	$2,528,124

In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

Depreciation and amortization expense was $319,369 and $260,173 for the fiscal years ended June 30, 2024 and 2023, respectively.

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities consisted of the following as of June 30, 2024 and 2023:

	2024	2023

Accounts payable	$107,466	$-
Accrued liabilities	91,182	55,588
Other payables	64,935	97,038
	$263,583	$152,626

Balance of other payables included the office expenses payable and balance of property, plant and equipment, net from third party.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible note payable consists of the following as of June 30, 2024 and 2023:

	2024	2023

Convertible note	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, matures November 14, 2024, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a reverse acquisition with Sino Green Land Corp. (see Note 11).

NOTE 7 – BANK LOAN PAYABLE

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

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$975,162) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 4). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.5% (4.06% at June 30, 2024), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $81,203 and $17,446 for the year ended June 30, 2024 and 2023 respectively.

Future Minimum principal payments under the bank borrowing at June 30, 2024, are as follow:

2025	$68,682
2026	71,586
2027	74,612
2028	77,766
2029 onward	1,701,724
Total	1,994,370
Current balance	(68,682)
Non-current balance	$1,925,688

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2024 and 2023, the amount due from (due to) related parties consisted of:

	2024	2023

Due from Invent Fortune Sdn. Bhd. (4)	$1,001,561	$917,096
Payable to Luo Xiong and Wo Kuk Ching (1)	(954,566)	(137,922)
Payable to Empower International Trading (2)	(1,413,058)	(798,835)
Payable to TLC Global International Trading (3)	(726,947)	(741,128)
Total due to related parties, net	$(2,093,010)	$(760,789)

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

Related party debt extinguishment recorded as capital contributions

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the years ended June 30, 2024 and 2023, respectively. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended June 30,
	2024	2023

Loss from continuing operations before income tax:	$(798,804)	$(1,077,360)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(167,749)	(226,246)
Foreign tax rate difference	-	-
Change in valuation allowance	-	-
Income tax provision	$-	$-

	As of June 30,
	2024	2023
Components of deferred tax assets:
Net operating loss carry forwards	$-	$383,000
Gross deferred tax assets	-	383,000
Less: valuation allowance	-	(383,000)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of June 30, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of June 30, 2024 and 2023, no liability for unrecognized tax benefits was required to be recorded or disclosed.

The Company’s primary operations are located in Malaysia, which is taxed at 24%.

NOTE 10 – LEASES

During the twelve months ended June 30, 2024, the Company entered into two finance leases for motor vehicles. The aggregate monthly lease payments are $1,800 with an aggregate commitment of approximately $95,000. The Company recognized financing lease right-of-use assets and related finance lease liabilities of approximately $95,000 upon commencement of the leases. As of June 30, 2023, the Company has one operating lease agreements for space (No. 5 factory building) in Malaysia. In February 2024, the Company completed the acquisition of the No. 5 factory building and space from the lessor (See Note 4).

	As of June 30, 2024	As of June 30, 2023

Operating lease Right-of-use assets	$-	$42,546
Finance leases Right-of-use assets	73,461	-
Total Right-of-use assets	$73,461	$42,546

Operating Lease liabilities – current	$-	$44,167
Operating Lease liabilities – non-current	-	-
Finance Lease liabilities – current	18,866	-
Finance Lease liabilities – non-current	41,686	-
Total Lease liabilities	$60,552	$44,167

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2024 and 2023 are as follows:

Other information for the year ended	June 30, 2024	June 30, 2023

Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating lease	$44,518	$109,144
Cash payments for finance lease	19,364	-
Weighted average remaining lease term (in years)
Operating leases	0.17	2.75
Finance leases	3.27	-
Weighted average discount rate
Operating leases	7.31%	7.31%
Finance leases	8.77%	-

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of June 30, 2024 are as follows:

	Operating lease	Finance lease

Year ending
2024	$-	$22,028
2025	-	22,028
2026	-	10,939
Thereafter	-	11,587
Total lease payment	-	66,582
Less: Imputed interest	-	(6,030)
Total lease liabilities	$-	60,552
Current	-	(18,866)
Long term	$-	$41,686

NOTE 11 – SUBSEQUENT EVENT

Effective October 1, 2023, Sino Green Land Corp. (“SGLA”) entered into a definitive share exchange agreement with Sunshine Green whereby SGLA agreed to acquire all of the outstanding shares of Sunshine Green. Upon completion of the acquisition, all of the outstanding shares in the capital stock of the Sunshine Green were cancelled.

