Form 10-Q
period 2024-09-30
Sino Green Land Corp.
filed 2024-11-14
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 14, 2024
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024, AND JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,599	$28,858
Accounts receivable	139,086	76,738
Inventories	732,158	664,400
Prepaid expenses and other current assets	59,257	64,794
Total current assets	970,100	834,790

Non-current assets
Property, plant and equipment, net	4,478,001	4,013,206
Finance lease right-of-use assets	77,199	73,461
Total Assets	$5,525,300	$4,921,457

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$239,544	$107,466
Accrued liabilities and other payable	177,830	156,117
Contract liabilities	45,669	68,048
Convertible note payable	750,000	750,000
Bank loan payable - current	79,359	68,682
Short-term borrowing	291,088	252,038
Amount due to the related parties	2,546,723	2,093,010
Financing lease obligations – current	21,971	18,866
Total current liabilities	4,152,184	3,514,227

Non-current liabilities
Bank loan payable – non-current	2,194,681	1,925,688
Financing Lease liabilities – non-current	42,014	41,686
Total liabilities	6,388,879	5,481,601

Stockholders’ deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive income	75,788	45,892
Accumulated deficit	(3,224,890)	(2,891,559)
Total stockholders’ deficit	(863,579)	(560,144)

Total Liabilities and Stockholders’ Deficit	$5,525,300	$4,921,457

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30
	2024	2023

Net revenues	$457,247	$545,878

Cost of revenues	(657,728)	(743,512)
Gross loss	(200,481)	(197,634)

Operating expenses:
General and administrative expenses	(106,963)	(178,132)
Operating loss	(307,444)	(375,766)

Other income (expense):
Gain on disposal of assets	4,204	-
Interest income	11	365
Interest expense	(31,354)	(11,458)
Sundry income	1,252	-
Other (expense), net	(25,887)	(11,093)

Net loss	(333,331)	(386,859)

Other comprehensive income:
Foreign currency translation income	29,896	22,677

Total comprehensive loss	(303,435)	(364,182)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended September 30, 2024
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$45,892	$(2,891,559)	$(560,144)
Net loss	-	-	-	-	-	-	(333,331)	(333,331)
Foreign currency translation adjustment	-	-	-	-	-	29,896	-	29,896
Balance as of September 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$75,788	$(3,224,890)	$(863,579)

	Three months ended September 30, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	$82,050	$(2092,755)	$274,818
Net loss	-	-	-	-	-	-	(386,859)	(386,859)
Foreign currency translation adjustment	-	-	-	-	-	(22,677)	-	(22,677)
Balance as of September 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	59,373	(2,479,614)	(134,718)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(333,331)	$(386,859)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	100,531	72,530

Changes in operating assets and liabilities
Accounts receivable	(62,348)	(28,302)
Inventories	(67,758)	79,972
Prepaid expenses and other current assets	5,537	(128,101)
Operating lease right of use asset	28,261	16,182
Accounts payable	132,078	62,536
Accrued liabilities and other payable	21,713	1,598
Contract liabilities	(22,379)	-
Operating lease obligations	(31,245)	(18,571)
Net cash used in operating activities	(228,941)	(329,015)

Cash flows from investing activities
Acquisition of property and equipment	-	(41,671)
Proceeds from disposal of property, plant and equipment	9,105	-
Net cash provided by investing activities	9,105	(41,671)

Cash flows from financing activities
Advances from related parties, net	453,713	453,819
Payments on finance lease obligations	(5,261)	(18,587)
Principal payments of notes payable, secured	(36,302)	(8,929)
Proceeds from notes payable, unsecured	-	(16,312)
Short-term borrowing	39,050	(164)
Net cash provided by financing activities	451,200	409,827

Effect of exchange rate changes on cash and cash equivalents	(220,623)	14,437
Net changes in cash and cash equivalents	10,741	53,578
Cash and cash equivalents-beginning of the period	28,858	125,134

Cash and cash equivalents-end of the period	$39,599	$178,712

Supplementary cash flow information:
Interest paid	$(31,354)	$(11,458)
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of two vehicles with note payable, secured	-	(96,177)
Liabilities assumed in connection with purchase of vehicles	-	77,590

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of September 30, 2024 and June 30, 2023, and for the three-month ended September 30, 2024 and 2023, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended September 30, 2024, the Company   incurred a net loss of $333,331, and used cash in operating activities of $228,941. The Company had an accumulated deficit at September 30, 2024 of $3,224,890, and net current liabilities of $3,182,084. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Transition Report on Form 10-KT for the three months transition period ended June 30, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-KT for the three months transition period ended June 30, 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-KT, filed with the SEC. The condensed consolidated balance sheet as of September 30, 2024, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

	Three months ended September 30,
	2024	2023
Sale of plastic recycle products	$457,247	$545,878

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	September 30, 2024	June 30, 2024
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$36,472	$2,396
Denominated in Chinese Renminbi	2,516	1,001
Denominated in Malaysian Ringgit	612	25,461
Cash and cash equivalents	$39,599	$28,858

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of September 30, 2024 and June 30, 2024.

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

Property, plant and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life
Factory building	20 years
Factory equipment	7 years
Office equipment	3 - 10 years
Computer and Software	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease
Motor vehicles	3 - 10 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and nine months ended September 30, 2024 and 2023, the Company determined there were no indicators of impairment of its property and equipment.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of September 30, 2024	As of June 30, 2024
Spot USD: MYR exchange rate	$4.1250	$4.7172
Average USD: MYR exchange rate	$4.3947	$4.6941

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2024, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. For the periods ended September 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Prepaid expenses	$3,314	$12,188
Purchase deposit	6,061	-
Rental and other deposits	23,290	26,145
Prepaid rent	26,592	26,461
	$59,257	$64,794

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

PET flakes	$-	$5,821
PET pellets	90,304	85,077
PET strap belt	113,194	42,183
Other PET materials	498,416	527,882
In Transit Materials	30,244	3,437
Inventories	$732,158	$664,400

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Factory building	$3,630,370	$3,174,635
Factory equipment	1,549,880	1,363,279
Computer and Software	3,953	3,457
Office equipment	12,468	10,903
Leasehold improvement	246,765	215,787
Motor vehicle	19,297	16,875
Total cost	5,462,733	4,784,936
Accumulated depreciation	(984,732)	(771,730)
Net book value	$4,478,001	$4,013,206

Depreciation and amortization expense was $984,732 for the three months ended September 30, 2024.

As of September 30, 2024, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Accounts payable	$239,544	$107,466
Accrued liabilities	79,748	91,182
Other payables	98,082	64,935
	$417,374	$263,583

The balance of accrued liabilities included accrued payroll and accrued utilities.

The balance of other payables included a balance payable to the seller of factory building No. 5.

6. CONVERTIBLE NOTE PAYABLE

Convertible note consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2023

Convertible note	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, matures November 14, 2024, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a reverse acquisition with Sino Green Land Corp. (see Note 11).

7. NOTES PAYABLE, SECURED

In October 2022, the Company obtained a credit facility with OCBC Bank in Malaysia to provide a loan in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 4). The acquisition and loan drawdown was completed in March 2023. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at SEPTEMBER 30, 2024), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$1,000,000) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 4). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.5% (4.06% at SEPTEMBER 30, 2024), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $31,354 for the three months ended September 30, 2024.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2025	$79,359
2026	82,714
2027	86,211
2028	89,856
2029 onward	1,935,900
Total	2,274,040
Current balance	(79,359)
Non-current balance	$2,194,681

8. RELATED PARTY TRANSACTIONS

As of September 30, 2024 and June 30, 2024, the amount due from (due to) related parties consisted of:

	September 30, 2024	June 30, 2024

Due from Invent Fortune Sdn. Bhd. (4)	$-	$1,001,561
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,198,670)	(954,566)
Payable to Empower International Trading (2)	(516,749)	(1,413,058)
Payable to TLC Global International Trading (3)	(831,304)	(726,947)
Total due to related parties, net	$(2,546,723)	$(2,093,010)

The amounts due from and payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

9. LEASES

As of September 30, 2024, the Company has two finance leases for motor vehicles.

	As of September 30, 2024	As of June 30, 2024

Right-of-use assets-operating lease	$-	$-
Right-of-use assets-finance leases	77,199	73,461
Total right-of-use assets	$77,199	$73,461

Operating lease liabilities – current	$-	$-
Operating lease liabilities – non-current	-	-
Finance lease liabilities – current	21,971	18,866
Finance lease liabilities – non-current	42,014	41,686
Total lease liabilities	$63,985	60,552

The components of lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2024 and 2023 are as follows:

Other information for the three months ended	September 30, 2024	September 30, 2023

Cash paid for amounts included in the measurement of lease obligations
Cash payments for operating lease	$-	$17,019
Cash payments for finance lease	6,297	2,857
Weighted average remaining lease term (in years)
Operating leases	-	2.75
Finance leases	3.27	3.27
Weighted average discount rate
Operating leases	7.31%	7.31%
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of September 30, 2024 are as follows:

	Operating lease	Finance lease

Year ending
2025	$-	$25,190
2026	-	22,884
2027	-	11,357
Thereafter	-	10,411
Total lease payment	-	69,843
Less: Imputed interest	-	(5,858)
Total lease obligations	$-	63,985
Current	-	(21,971)
Long term	$-	$42,014

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $457,247 for the three months ended September 30, 2024, reflecting a decrease of $88,631, or 16%, from $545,878 for the three months ended September 30, 2023. The decrease in net revenues was mainly due to a decrease in sales of plastic recycle products from the third parties.

Cost of revenues was $657,728 for the three months ended September 30, 2024, reflecting a decrease of $85,784, or 12%, from $743,512 for the three months ended September 30, 2023. The decrease in cost of revenue was due to the unit cost is lower in line with our revenue decrease.

Gross Loss

Gross loss was $200,481 for the three months ended September 30, 2024 and gross loss was $197,634, for the three months ended September 30, 2023, reflecting a slight increase of $2,847 or 1%. The increase in gross loss was mainly due to the decrease in the net revenues.

General and Administrative Expenses

General and administrative expenses were $106,963 for the three months ended September 30, 2024, reflecting a decrease of $71,169, or 40%, from $178,132 for the three months ended September 30, 2023. The general and administrative expenses was reduced significantly due to the decrease of auditor fee and the penalties.

Net Loss

Net loss totaled $333,331 for the three months ended September 30, 2024, a decrease of $53,528 of 14%, as compared to the net loss of $386,859 for the three months ended September 30, 2023. The decrease was primarily due to the decrease of cost of revenue and operating expense.

Liquidity and Capital Resources

Going concern.

For the three months ended September 30, 2024, Sino Green Land Corporation had an accumulated deficit of $3,224,890, incurred a net loss of $333,331 and cash used in operating activities of $228,941. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2024, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	September 30, 2024	June 30, 2024	Change
Total current assets	$970,100	$834,790	$135,310
Total current liabilities	(4,152,184)	(3,514,227)	(637,957)
Working capital deficit	$(3,182,084)	$(2,679,437)	$(502,647)

As of September 30, 2024, we had total current assets of $970,100 consisting of cash on hand of $39,599, accounts receivables of $139,086, inventory of $732,158, and prepaid expenses and other current assets of $59,257, compared to total current assets of $834,790 as of June 30, 2024. The increase was mainly due to the increase in cash, inventory and account receivable. We had current liabilities of $4,152,184 consisting of accounts payable of $239,544, accrued expenses and other payable of $177,830, contract liabilities of $45,669, convertible note payable of $750,000, current portion of notes payable-secured of $79,359, short-tern borrowing of $291,088, amount due to related parties of $2,546,723 and financing lease obligation of $21,971, compared to total current liabilities of $3,514,227 as of June 30, 2024.

The Company’s net loss was $333,331 and $386,859 for the three months ended September 30, 2024 and 2023, respectively.

Cash Flows

	Three months Ended September 30,
	2024	2023	Change
Cash flows used in operating activities	$(228,941)	$(329,015)	$100,074
Cash flows provided by (used in) investing activities	9,105	(41,671)	50,776
Cash flows provided by financing activities	451,200	409,827	41,373
Effect of exchange rate changes on cash and cash equivalents	(220,623)	14,437	(235,060)
Net changes in cash and cash equivalents	$10,741	$53,578	$(42,837)

Cash Flow from Operating Activities

Cash flow used in operating activities for the three months ended September 30, 2024 was $228,941 as compared to the amount of $329,015 used in operating activities for the three months ended September 30, 2023, reflecting a decrement of $100,074. The decrease in net cash used in operating activities was mainly due to the fact that the increase from the account payable, accrued assets and other payables and prepayment impact on cash flows.

Cash Flow from Investing Activities

Cash flow provided by investing activities was $9,105 for the three months ended September 30, 2024 and used in investing activities was $41,671 for the three months ended September 30, 2023. The increase in net cash flow provided by investing activities was mainly due to no acquisition of PPE, and sales of factory equipment.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $451,200 for the three months ended September 30, 2024 and $409,827 for the three months ended September 30, 2023, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in loan proceeds.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of SEPTEMBER 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: November 14, 2024
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

