Form 10-Q
period 2024-12-31
Sino Green Land Corp.
filed 2025-02-19
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 19, 2025
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2024, AND JUNE 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,292	$28,858
Accounts receivable	27,617	76,738
Inventories	479,228	664,400
Prepaid expenses and other current assets	53,514	64,794
Total current assets	578,651	834,790

Non-current assets
Property, plant and equipment, net	4,071,556	4,013,206
Finance lease right-of-use assets	64,952	73,461
Total Assets	$4,715,159	$4,921,457

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$175,160	$107,466
Accrued liabilities and other payable	185,471	156,117
Contract liabilities	12,114	68,048
Convertible note payable	750,000	750,000
Bank loan payable - current	73,990	68,682
Short-term borrowing	272,578	252,038
Amount due to the related parties	2,415,565	2,093,010
Financing lease obligations – current	20,607	18,866
Total current liabilities	3,905,485	3,514,227

Non-current liabilities
Bank loan payable – non-current	1,996,636	1,925,688
Financing Lease liabilities – non-current	33,496	41,686
Total liabilities	5,935,617	5,481,601

Stockholders’ deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive income	77,553	45,892
Accumulated deficit	(3,583,534)	(2,891,559)
Total stockholders’ deficit	(1,220,458)	(560,144)

Total Liabilities and Stockholders’ Deficit	$4,715,159	$4,921,457

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED December 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2024	2023	2024	2023

Net revenues	$116,936	$360,761	$574,230	$905,230

Cost of revenues	(376,757)	(409,414)	(1,034,524)	(1,150,381)
Gross (loss)	(259,821)	(48,653)	(460,294)	(245,151)

Operating expenses:
General and administrative expenses	(68,311)	(168,773)	(175,283)	(385,938)
Operating loss	(328,132)	(217,426)	(635,577)	(631,089)

Other income (expense):
Gain on disposal of property, plant and equipment	-	-	4,205	-
Interest income	504	267	515	645
Interest expense	(31,016)	(17,768)	(62,370)	(29,218)
Other expense	-	(37,876)	-	-
Sundry income	-	-	1,252	-
Other (expense), net	(30,512)	(55,377)	(56,398)	(28,573)
Net loss	(358,644)	(272,803)	(691,975)	(659,662)

Other comprehensive income:
Foreign currency translation income	1,765	24,157	31,661	1,480

Total comprehensive loss	(356,879)	(248,646)	(660,314)	(658,182)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and Six months ended December 31, 2024
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$45,892	$(2,891,559)	$(560,144)
Net loss	-	-	-	-	-	-	(333,331)	(333,331)
Foreign currency translation adjustment	-	-	-	-	-	29,896	-	29,896
Balance as of September 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$75,788	$(3,224,890)	$(863,579)
Net loss	-	-	-	-	-	-	(358,644)	(358,644)
Foreign currency translation adjustment	-	-	-	-	-	1,765	-	1,765
Balance as of December 31, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$77,553	$(3,583,534)	$(1,220,458)

	Three and Six months ended December 31, 2023
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	$82,050	$(2,092,755)	$274,818
Net loss	-	-	-	-	-	-	(386,859)	(386,859)
Foreign currency translation adjustment	-	-	-	-	-	(22,677)	-	(22,677)
Balance as of September 30, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	59,373	(2,479,614)	(134,718)
Net loss	-	-	-	-	-	-	(272,803)	(272,803)
Foreign currency translation adjustment	-	-	-	-	-	24,157	-	24,157
Balance as of December 31, 2023	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	83,530	(2,751,417)	(383,364)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED December 31, 2024, AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(691,975)	$(659,662)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	11,536	8,419
Depreciation	195,272	132,303
Gain on disposal of property, plant and equipment	(4,205)	-

Changes in operating assets and liabilities
Accounts receivable	49,121	17,364
Inventories	185,172	(4,579)
Prepaid expenses and other current assets	11,280	(135,348)
Operating lease right of use asset	-	31,464
Accounts payable	67,694	80,381
Accrued liabilities and other payable	29,354	76,486
Contract liabilities	(55,934)	14,747
Operating lease obligations	-	(39,600)
Net cash used in operating activities	(202,685)	(478,025)

Cash flows from investing activities
Acquisition of property, plant and equipment	(39,286)	(87,409)
Proceeds from disposal of property, plant and equipment	7,965	-
Net cash used in investing activities	(31,321)	(87,409)

Cash flows from financing activities
Advances from related parties, net	322,555	881,107
Payments on finance lease obligations	(13,451)	(8,513)
Principal payments of notes payable, secured	(73,524)	(15,573)
Finance lease down payment	-	(18,740)
Short-term borrowing	20,540	-
Net cash provided by financing activities	256,120	838,281

Effect of exchange rate changes on cash and cash equivalents	(32,680)	13,285
Net changes in cash and cash equivalents	(10,566)	286,132
Cash and cash equivalents-beginning of the period	28,858	125,134

Cash and cash equivalents-end of the period	$18,292	$411,266

Supplementary cash flow information:
Interest paid	$(62,370)	$(29,218)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED December 31, 2024, AND 2023

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the condensed consolidated financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s condensed consolidated financial statements as of December 31, 2024 and June 30, 2023, and for the three-month ended December 31, 2024 and 2023, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended December 31, 2024, the Company incurred a net loss of $691,975, and used cash in operating activities of $202,685. The Company had an accumulated deficit at December 31, 2024 of $3,583,534, and net current liabilities of $3,326,834. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the condensed consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the three months transition period ended June 30, 2024, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon (1) the continued financial support from its stockholders or its ability to obtain external financing, the company has only obtained verbal funding commitments from stockholders, which are non-binding and may not be fulfilled; (2) further to make the cost controlling; and (3) implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-KT for the three months transition period ended June 30, 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-KT, filed with the SEC. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited condensed consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for the valuation of inventory and accruals of potential liabilities.

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

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Sale of plastic recycle products	$116,936	$360,761	$574,230	$905,230

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	December 31, 2024	June 30, 2024
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$714	$2,396
Denominated in Chinese Renminbi	951	1,001
Denominated in Malaysian Ringgit	16,627	25,461
Cash and cash equivalents	$18,292	$28,858

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2024 and June 30, 2024.

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

Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life
Factory building	20 years
Factory equipment	7 years
Office equipment	3 - 10 years
Computer and Software	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease
Motor vehicles	3 - 10 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and six months ended December 31, 2024 and 2023, the Company determined there were no indicators of impairment of its property, plant and equipment, net.

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

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”).

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of condensed consolidated financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of December 31, 2024	As of June 30, 2024
Spot USD: MYR exchange rate	$4.4704	$4.7172
Average USD: MYR exchange rate	$4.3941	$4.6941

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2024, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. For the periods ended December 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Prepaid expenses	$3,058	$12,188
Purchase deposit	5,592	-
Rental and other deposits	20,327	26,145
Prepaid rent	24,537	26,461
	$53,514	$64,794

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

PET flakes	$1,846	$5,821
PET pellets	71,682	85,077
PET strap belt	126,660	42,183
Other PET materials	279,040	527,882
In Transit Materials	-	3,437
Inventories	$479,228	$664,400

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Factory building	$3,349,874	$3,174,635
Factory equipment	1,469,418	1,363,279
Computer and Software	3,647	3,457
Office equipment	11,505	10,903
Leasehold improvement	227,698	215,787
Motor vehicle	17,806	16,875
Total cost	5,079,948	4,784,936
Accumulated depreciation	(1,008,392)	(771,730)
Net book value	$4,071,556	$4,013,206

Amortization expense was $11,536 and $8,419 for the six months ended December 31, 2024 and 2023, respectively.

Depreciation expense was $195,272 and $132,303 for the six months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER PAYABLE

Account payable, accrued liabilities and other payable consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Accounts payable	$175,160	$107,466
Accrued liabilities	72,578	91,182
Other payable	112,893	64,935
	$360,631	$263,583

The balance of accrued liabilities included accrued payroll and accrued utilities.

The balance of other payables included a balance payable to the seller of factory building No. 5.

6. CONVERTIBLE NOTE PAYABLE

Convertible note consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Convertible note	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, matures November 14, 2024, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a reverse acquisition with Sino Green Land Corp. (see Note 11).

7. BANK LOAN PAYABLE, SECURED

In October 2022, the Company obtained a credit facility with OCBC Bank in Malaysia to provide a loan in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 4). The acquisition and loan drawdown was completed in March 2023. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at December 31, 2024), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$1,000,000) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 4). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.5% (4.06% at December 31, 2024), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $31,016 for the three months ended December 31, 2024.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2025	$73,990
2026	77,117
2027	80,378
2028	83,776
2029 onward	1,755,365
Total	2,070,626
Current balance	(73,990)
Non-current balance	$1,996,636

8. RELATED PARTY TRANSACTIONS

As of December 31, 2024 and June 30, 2024, the amount due from (due to) related parties consisted of:

	December 31, 2024	June 30, 2024

Due from Invent Fortune Sdn. Bhd. (4)	$749	$1,001,561
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,150,461)	(954,566)
Payable to Empower International Trading (2)	(498,779)	(1,413,058)
Payable to TLC Global International Trading (3)	(767,074)	(726,947)
Total due to related parties, net	$(2,415,565)	$(2,093,010)

The amounts due from and payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

9. LEASES

As of December 31, 2024, the Company has two finance leases for motor vehicles.

	As of December 31, 2024	As of June 30, 2024

Right-of-use assets-operating lease	$-	$-
Right-of-use assets-finance leases	64,952	73,461
Total right-of-use assets	$64,952	$73,461

Operating lease liabilities – current	$-	$-
Operating lease liabilities – non-current	-	-
Finance lease liabilities – current	20,607	18,866
Finance lease liabilities – non-current	33,496	41,686
Total lease liabilities	$54,103	60,552

The components of lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2024 and 2023 are as follows:

Other information for the three months ended	December 31, 2024	December 31, 2023

Cash paid for amounts included in the measurement of lease obligations
Cash payments for operating lease	$-	$34,319
Cash payments for finance lease	11,622	8,390
Weighted average remaining lease term (in years)
Operating leases	-	0.17
Finance leases	3.27	3.62
Weighted average discount rate
Operating leases	7.31%	7.31%
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of December 31, 2024 are as follows:

	Operating lease	Finance lease

Year ending
2025	$-	$23,244
2026	-	17,925
2027	-	10,480
Thereafter	-	6,986
Total lease payment	-	58,635
Less: Imputed interest	-	(4,532)
Total lease obligations	$-	58,103
Current	-	(20,607)
Long term	$-	$33,496

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2024 audited condensed consolidated financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the twelve months ended June 30, 2024 filed with the SEC on September 30, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $116,936 for the three months ended December 31, 2024, reflecting a decrease of $243,825, or 68%, from $360,761 for the three months ended December 31, 2023. The decrease in net revenues was mainly due to a decrease in sales of plastic recycle products from the third parties.

Net revenues were $574,230 for the six months ended December 31, 2024, reflecting a decrease of $331,000, or 37%, from $905,230 for the six months ended December 31, 2023. The decrease in net revenues was mainly due to a decrease in sales of plastic recycle products from the third parties.

Cost of revenues was $376,757 for the three months ended December 31, 2024, reflecting a decrease of $32,657, or 8%, from $409,414 for the three months ended December 31, 2023. The decrease in cost of revenue was due to the unit cost is lower in line with our revenue decrease.

Cost of revenues was $1,034,524 for the six months ended December 31, 2024, reflecting an decrease of $115,857, or 10%, from $1,150,381 for the six months ended December 31, 2023. The decrease in cost of revenue was due to the unit cost is lower in line with our revenue decrease.

Gross Loss

Gross loss was $259,821 for the three months ended December 31, 2024 and gross loss was $48,653, for the three months ended December 31, 2023, reflecting a significant increase of $211,168 or 434%. The increase in gross loss was mainly due to the decrease in the net revenues with the steady cost.

Gross loss was $460,294 for the six months ended December 31, 2024 and gross loss was $245,151, for the six months ended December 31, 2023, reflecting an increase of $215,1143 or 88%. The increase in gross loss was mainly due to the decrease in the net revenues.

General and Administrative Expenses

General and administrative expenses were $68,311 for the three months ended December 31, 2024, reflecting a decrease of $100,462, or 60%, from $168,773 for the three months ended December 31, 2023. The general and administrative expenses was reduced significantly due to the decrease of auditor fee, service and professional fee.

General and administrative expenses were $175,283 for the six months ended December 31, 2024, reflecting a decrease of $210,655, or 55%, from $385,938 for the six months ended December 31, 2023. The general and administrative expenses was reduced significantly due to the decrease of auditor fee, service and professional fee.

Net Loss

Net loss totaled $358,644 for the three months ended December 31, 2024, an increase of $85,841 of 31%, as compared to the net loss of $272,803 for the three months ended December 31, 2023. The increase was primarily due to the decrease of sales.

Net loss totaled $691,975 for the six months ended December 31, 2024, an increase of $32,313 of 5%, as compared to the net loss of $659,662 for the six months ended December 31, 2023. The increase was primarily due to the decrease of sales.

Liquidity and Capital Resources

Going concern.

For the six months ended December 31, 2024, Sino Green Land Corporation had an accumulated deficit of $3,583,534, incurred a net loss of $691,975 and cash used in operating activities of $202,685. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2024, audited condensed consolidated financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	December 31, 2024	June 30, 2024	Change
Total current assets	$578,651	$834,790	$(256,139)
Total current liabilities	(3,905,485)	(3,514,227)	(391,258)
Working capital deficit	$(3,326,834)	$(2,679,437)	$(647,397)

As of December 31, 2024, we had total current assets of $578,651 consisting of cash on hand of $18,292, accounts receivables of $27,617, inventory of $479,228, and prepaid expenses and other current assets of $53,514, compared to total current assets of $834,790 as of June 30, 2024. The decrease was mainly due to the decrease in cash, inventory and account receivable. We had current liabilities of $3,905,485 consisting of accounts payable of $175,160, accrued expenses and other payable of $185,471, contract liabilities of $12,114, convertible note payable of $750,000, current portion of bank loan payable-secured of $73,990, short-tern borrowing of $272,578, amount due to related parties of $2,415,565 and financing lease obligation of $20,607, compared to total current liabilities of $3,514,227 as of June 30, 2024.

The Company’s net loss was $358,644 and $272,803 for the three months ended December 31, 2024 and 2023, respectively.

Cash Flows

	Six months Ended December 31,
	2024	2023	Change
Cash flows used in operating activities	$(202,685)	$(478,025)	$275,340
Cash flows used in investing activities	(31,321)	(87,409)	56,088
Cash flows provided by financing activities	256,120	838,281	(582,161)
Effect of exchange rate changes on cash and cash equivalents	(32,680)	13,285	(45,965)
Net changes in cash and cash equivalents	$(10,566)	$286,132	$(296,698)

Cash Flow from Operating Activities

Cash flow used in operating activities for the six months ended December 31, 2024 was $202,685 as compared to the amount of $478,025 used in operating activities for the six months ended December 31, 2023, reflecting a decrement of $275,340. The decrease in net cash used in operating activities was mainly due to the fact that the decrease from the inventories, prepayment and accrued liabilities and other payable impact on cash flows.

Cash Flow from Investing Activities

Cash flow used in investing activities was $31,321 for the six months ended December 31, 2024 and used in investing activities was $87,409 for the six months ended December 31, 2023. The decrease in net cash flow used in investing activities was mainly due to less acquisition of property, plant and equipment.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $256,120 for the six months ended December 31, 2024 and $838,281 for the six months ended December 31, 2023, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in loan proceeds.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: February 19, 2025
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

