Form 10-K
period 2025-06-30
Sino Green Land Corp.
filed 2025-10-14
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2025

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

Large Accelerated Filer ☐	Smaller reporting company ☒
Accelerated Filer ☐	Emerging growth company ☐
Non-accelerated Filer ☒

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 14, 2025
Common Stock, $0.001 par value	161,809,738

SINO GREEN LAND CORPORATION

TRANSITION FORM 10-K

For the Fiscal Year Ended June 30, 2025

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

Our Organization

Employees

As at the date of this report, we had a total of 47 employees, out of which 39 were foreign workers from Indonesia, Myanmar and Bengal. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia.

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

For the year ended June 30, 2025, Sino Green Land incurred a net loss of $1,808,994 and used cash in operating activities of $845,971 result in an accumulated deficit of $4,700,553. The Company’s current liabilities exceeded current assets $4,442,949, and the stockholder deficit of $2,394,659. These factors raise substantial doubt about the Sino Green Land’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. In addition, Sino Green Land’s independent registered public accounting firm, in their report on Sino Green Land’s June 30, 2025, audited financial statements, raised substantial doubt about the Sino Green Land’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

To resolve these material weaknesses, the Company will appoint independent directors to form a functional, independent audit committee, and redesign key financial processes to enforce segregation of duties and implement compensating controls managed by senior staff. Secondly, the Company will redesign and formalize key financial processes to implement adequate segregation of duties. This will involve redistributing responsibilities among existing personnel and leveraging information technology controls to mitigate risks where full segregation is not feasible. The Company will also hire additional qualified accounting personnel with significant U.S. GAAP and SEC reporting experience. Furthermore, a program of ongoing, specialized training will be implemented for the entire finance team to ensure their knowledge remains current with the Company’s financial reporting requirements.

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

As at the date of this report, we had a total of 47 employees, out of which 39 were foreign workers. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia. As advised by our legal advisers as to Malaysia law, there is no fixed quota on the number of foreign workers we can employ or any pre-determined foreign workers to local workers ratio as mandated by the Ministry of Home Affairs of Malaysia as the approval for intake of foreign workers is based on the actual requirement of the employer. Such an approval is applied by the employer on an as-needed basis. As such, we can increase the quota of foreign workers as long as an application for intake of foreign workers is first submitted to, and approval for such application is obtained from, the Ministry of Home Affairs of Malaysia.

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

We will need to seek funds soon, through public or private equity or debt financing, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. It is not certain that we have accounted for all costs and expenses of future development and regulatory compliance. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favourable or if we have specific strategic considerations.

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

Our continuing success depends on the availability, cost and quality of the raw materials for the Plastic recycle products. The cost of raw materials amounted to approximately MYR7 million, and MYR8.1 million respectively, representing approximately 65% and 77% of our cost of sales for FY2025 and FY2024 respectively. Cost of raw materials refers to cost incurred by our Company to purchase recoverable items from our suppliers, which is the key components of cost of sales attributable to the recycled products segment. The decrease in cost of raw materials from MYR7 million in FY2025 to MYR8.1 million in FY2024 was mainly due to the sales decrease.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to protect the privacy, integrity and availability of our systems, information and data. Our subsidiaries are required to comply with rapidly evolving and complex PRC laws and regulations with respect to cybersecurity, data security and personal information protection. In response to the recent changes in the regulatory requirements, we have designed a data and information protection mechanism as part of our risk management process and efforts. The measures include the following main components: (i) enhancing data security technical measures by the introduction of an extended verification (EV) SSL certificate at the user information security technology implementation level, offering strong encryption technology and extended verification function, and providing security guarantee for online transactions; (ii) improving the technical level protection and the monitoring mechanism for data use, and for the data modules related to user information in the e-commerce platform system, using MD5 irreversible encryption for storage and display of information security sensitive fields; (iii) developing a complete personal information operating process and system and designating personnel for information security; (iv) developing a user information collection, storage and user rules and privacy agreement, following the “inform + express consent” model, informing users of the purpose, method and scope of information collection and use, as well as the channels for inquiring and correcting inaccuracies in information and data; (v) conducting assessments on technology, operational risks and system common issues, and data security governance; (vi) engaging a data security service organization to conduct an annual data security assessment and providing disclosure and updates to all stakeholders; (vii) establishing an emergency plan for personal information security incidents, which includes an emergency response mechanism for security incidents, incident impact assessment and mitigation measures, and emergency response training and drills; (viii) providing periodic training to employees; and (ix) promoting consumer data protection awareness. We have implemented and are in the process of implementing these measures.

Governance

The Company’s board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risks, and has not delegated oversight authority for cybersecurity risks to any committee. Our management, led by our Chief Executive Officer and Chief Financial Officer, is responsible for assessing cybersecurity risks and supervising relevant personnel with respect to our efforts and measures with the aim we have an appropriate cybersecurity strategy to assess and manage those risks, including responding to attacks or breaches. Our Chief Executive Officer and Chief Financial Officer meet periodically with the individuals charged with the day-to-day operations supervisory responsibilities including IT operations and infrastructure regarding cybersecurity to review and assess potential issues and any changes needed to be made related to our information technology system and cybersecurity measures. Cybersecurity awareness trainings are provided for all employees.

In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face potential cybersecurity threats that, if realized, would materially affect us. These threats include but are not limited to ransomware and malware attacks, and compromised business email and other social engineering threats. Our suppliers, customers, contractors and business partners also face similar cybersecurity risks, which could have an adverse impact on our business.

ITEM 2. PROPERTIES

Our mailing address and global operations are situated at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol SGLA. The market price quoted as at October 14th, 2025 is US$1.71 per share and the liquidity for the shares are limited.

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

Holders

As of June 30, 2025, we had approximately 80 shareholders of our common shares, including the shares held in street name by brokerage firm. The holders of common share are entitle to one vote for each share held for record on all matters submitted to a vote of shareholders. Holders of the common share have no pre-emptive rights and no right to convert their common share into any other securities. There are no redemption or sinking fund provisions applicable to the common share.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2025, the Company has no securities authorized either previously approved or disapproved for issuance under equity compensation plan

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

Results of Operations

	Years Ended June 30,
	2025		2024		Change
Net revenues	$1,338,300	100%	$2,088,028	100%	$(749,728)	(36)%

Cost of revenues	(2,593,124)	(194)%	(2,163,421)	(104)%	(429,703)	20%
Gross loss	(1,254,824)	(94)%	(75,393)	(4)%	(1,179,431)	1,564%

Operating expense	(436,949)	(33)%	(643,767)	(31)%	206,818	(32)%
Interest income	427	0%	705	0%	(278)	(39)%
Gain on disposal assets	4,211	0%	-	0%	4,211	100%
Other income	1,309	0%	854	0%	455	53%
Interest expense	(123,168)	(9)%	(81,203)	(4)%	(41,965)	52%
Income taxes	-	-%	-	-%	-	-%
Net loss	$(1,808,994)	(135)%	$(798,804)	(38)%	$(1,010,190)	126%

Net Revenues

Net revenues totaled $1,338,300 for the year ended June 30, 2025, an decrease of $749,728, or 36%, as compared to the revenue for the year ended June 30, 2024. The decrease in net revenues was driven by smaller order size or less demanding amounts of plastic recycle products as a result of the decrease in sales from the third parties. Sales decreased due to a decline in average order volume, despite growth in both customer base and total orders. The number of clients increased from 33 to 38 (a 15% rise), and total orders grew from 250 to 270 (an 8% increase), as compare to for the year ended June 30, 2024. However, with new clients increasing, the overall quantity of products sold per transaction dropped, resulting in lower total sales compare to previous period.

Cost of Revenues

Cost of revenues totaled $2,593,124 for the year ended June 30, 2025, an increase of $429,703, or 20%, as compared to for the year ended June 30, 2024. The upward trend in cost of revenues is primarily attributable to impurities contained in purchased raw materials, which have subsequently given rise to a higher incidence of defective raw materials and a corresponding escalation in overall costs

Gross Loss

Gross loss was $1,254,824 and $75,393 for the years ended June 30, 2025 and 2024 respectively. Gross loss increased $1,179,431 for the year ended June 30, 2025 primarily driven by elevated cost of sales coupled with lower sales volume.

Operating Expenses

General and administrative expenses totaled $436,949 for the year ended June 30, 2025, a decrease of $206,818, or 32%, as compared to the year ended June 30, 2024.

Net Loss

Net loss totaled $1,808,994 for the year ended June 30, 2025, a significantly increase of $1,010,190, or 126%, as compared to the net loss of $798,804 for the year ended June 30, 2024. The increase was primarily due to the sales decreased, but the cost of revenue still increased.

Liquidity and Capital Resources

Working Capital

	Years Ended June 30,
	2025	2024	Change
Total current assets	$279,622	$834,790	$(555,168)
Total current liabilities	4,722,571	3,514,227	1,208,344
Working capital deficit	$(4,442,949)	$(2,679,437)	$(1,763,512)

As of June 30, 2025, We had total current assets of $279,622 consisting of cash at banks and on hand of $25,272, accounts receivables of $19,035, inventory of $175,142 and prepayments and other current assets of $60,173, compared to total current assets of $834,790 as of June 30, 2024. The decrease was mainly due to the decrease in inventory and account receivable in 2025. We had current liabilities of $4,722,571 consisting of accounts payable of $89,640, contract liabilities of $22,486, financing lease liabilities $22,553, convertible note of $750,000, accrued liabilities of $201,407, current portion of bank and short-term borrowings of $373,621 and amount due to related parties of $3,262,864 compared to total current liabilities of $3,514,227 as of June 30, 2024.

The Company’s net loss was $1,808,994 and $798,804 for the years ended June 30, 2025 and 2024, respectively.

Cash Flows

	Years Ended June 30,
	2025	2024	Change
Cash flows used in operating activities	$(845,971)	$(727,465)	$(118,506)
Cash flows used in investing activities	(38,180)	(876,102)	837,922
Cash flows provided by financing activities	1,356,399	1,458,233	(101,834)
Effect of exchange rate changes on cash and cash equivalents	(475,834)	49,058	(524,892)

Net changes in cash and cash equivalents	$(3,586)	$(96,276)	$92,690

Cash Flow from Operating Activities

Cash flow used in operating activities for the years ended June 30, 2025 was $845,971 and $727,465 for the year ended June 30, 2024, respectively. The increase in net cash used in operating activities was mainly due to the fact that the increase from the net loss, because the high cost of sales.

Cash Flow from Investing Activities

Cash flow used in investing activities was $38,180 as compared to the amount of $876,102 provide by investing activities for the year ended June 30, 2024, reflecting a decline of $837,922. The decrease in net cash flow used in investing activities was mainly due to less acquisition of property and equipment.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $1,356,399 and $1,458,233 for the year ended June 30, 2025 and 2024, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in amount due to related parties and short term bank borrowing.

Capital requirement for short term and long term

As of June 30, 2025, the Company financed capital requirement through personal short-term loan and OCBC Bank in Malaysia for further expansion, details are as follows:

	June 30, 2025	June 30, 2024
Loan from XU LIMING	122,881	100,070
Loan from ZHANG YAFEI	170,880	151,968
Loan from OCBC Bank in Malaysia	$2,270,362	$2,035,121
Aggregate outstanding principal balances	$2,162,237	$1,994,370
Less: current portion	(79,860)	(68,682)
Total non-current borrowings	$2,082,377	$1,925,688

Other Material Cash requirement

In addition to the financing arrangements discussed above, we are a party to numerous contracts and arrangements obligating it to make cash payments in future years. We expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represents material expected cash requirements recorded on Consolidated Balance Sheets at June 30, 2025. Such obligations include:

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

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2025. However, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible asset and goodwill.

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in US dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Employees

As at this report date, we had a total of 47 employees, out of which 39 were foreign workers. We are subject to certain approvals for employment of foreign workers and have obtained letters of approval by the Ministry of Home Affairs of Malaysia. We anticipate hiring necessary personnel based on an as needed basis only on a per contract basis to be compensated directly from revenues.

Properties

Our mailing address and global operations are situated at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of June 30, 2025.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2025, due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of June 30, 2025, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer, in connection with the review of our financial statements as of June 30, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Wo Kuk Ching	69	President CEO, CFO, Secretary,Treasurer, Director of SGLA
Wong Erin	40	Secretary of SGLA
Wong Ching Wing	45	Chief Financial Officer, Treasurer, and Director of SGLA

Wo Kuk Ching, Director

Wo Kuk Ching (“Ms. Wo”), age 69, has served as our President and Director since July 2, 2020, and serves as Chief Executive Officer after the departure of our former Chief Executive Officer, Luo Xiong, spouse of Ms. Wo effective from June 30, 2021. Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively.

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

Wong Ching Wing, Director

Wong Ching Wing (“Elise”), age 45, has served as our Chief Financial Officer, Treasurer and Director since July 2, 2020. Elise is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Secretary, Wong Erin, respectively.

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

Wong Erin, Secretary

Wong Erin (“Erin”), age 40, has served as our Secretary since July 2, 2020. Erin is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing, respectively.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended June 30, 2025 and 2024.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

CEO, Chairman & Director	Wo Kuk Ching	2025	-	-	-	-
		2024	-	-	-	-
CFO & Director	Wong Ching Wing	2025	-	-	-	-
		2024	-	-	-	-
Secretary	Wong Erin	2025	-	-	-	-
		2024	-	-	-	-

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

As of June 30, 2025, the Company had 1,784,178 shares of Preferred Stock issued and outstanding, par value $0.001 per share, and all issued and outstanding shares of Preferred Stock are held by unrelated parties.

Common Stock

The Company is authorized to issue 161,809,738 shares of Common Stock.

As of June 30, 2025, the Company had 161,809,738 shares of Common Stock issued and outstanding, par value $0.001 per share, and 145,274,283 shares (approximately 89.78%) of total issued and outstanding Common Stock are held by related parties.

The following table lists, as of June 30, 2025, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 161,809,738 shares of our Common Stock issued and outstanding as of June 30, 2025.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

On June 30, 2025, the amount due to a related company, which is unsecured with non-interest bearing.

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

ACCOUNTING FEES AND SERVICES	For the years ended June 30,
	2025	2024

Audit Fees (1)	$41,000	$47,650
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$41,000	$47,650

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

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by AUDIT ALLIANCE LLP was approved by our board of directors.

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

Sino Green Land Corp.

Date: October 14, 2025		/s/ Wo Kuk Ching
	By:	Wo Kuk Ching,
President & Chief Executive Officer, Director

/s/ Wong Ching Wing
	By:	Wong Ching Wing
Chief Financial Officer (Principal Financial and Accounting Officer)

SINO GREEN LAND CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Sino Green Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sino Green Land Corporation and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended June 30, 2025, the Company incurred a net loss of $1,808,994  and used cash in operating activities of $845,971, result in an accumulated deficit of $4,700,553. The Company’s current liabilities exceeded current assets $4,442,949, and the stockholder deficit of $2,394,659. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ AUDIT ALLIANCE LLP
Singapore
October 14, 2025

SINO GREEN LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	As of June 30,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$25,272	$28,858
Accounts receivable	19,035	76,738
Inventories	175,142	664,400
Prepaid expenses and other current assets	60,173	64,794

Total current assets	279,622	834,790

Non-current assets
Property, plant and equipment, net	4,099,211	4,013,206
Financing lease Right-of-use assets	55,386	73,461
Total Assets	$4,434,219	$4,921,457

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$89,640	$107,466
Accrued liabilities and other payable	201,407	156,117
Contract liabilities	22,486	68,048
Loan from third party	750,000	750,000
Bank loan payable - current	79,860	68,682
Short-term borrowing	293,761	252,038
Amount due to the related parties	3,262,864	2,093,010
Financing Lease liabilities – current	22,553	18,866
Total current liabilities	4,722,571	3,514,227

Non-current liabilities
Bank loan payable – non-current	2,082,377	1,925,688
Financing Lease liabilities – non-current	23,930	41,686
Total Liabilities	6,828,878	5,481,601

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	161,810	161,810
Additional paid in capital	2,121,929	2,121,929
Accumulated other comprehensive income	20,371	45,892
Accumulated deficit	(4,700,553)	(2,891,559)
Total stockholders’ deficit	(2,394,659)	(560,144)

Total Liabilities and Stockholders’ Deficit	$4,434,219	$4,921,457

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	Years ended June 30,
	2025	2024

Revenues	$1,338,300	$2,088,028
Cost of revenues	(2,593,124)	(2,163,421)
Gross loss	(1,254,824)	(75,393)

Operating expenses:
General and administrative expenses	(436,949)	(643,767)
Operating expenses	(436,949)	(643,767)

Loss from operations	(1,691,773)	(719,160)

Other income (expenses):
Gain on disposal of property, plant and equipment	4,211	-
Other income	1,309	854
Interest income	427	705
Interest expenses	(123,168)	(81,203)
Other expenses, net	(117,221)	(79,644)

Net loss before tax	(1,808,994)	(798,804)

Income tax expenses	-	-

Net loss	(1,808,994)	(798,804)

Other comprehensive (loss):
Foreign currency translation loss	(25,521)	(36,158)

Total comprehensive loss	$(1,834,515)	$(834,962)

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

						Accumulated
					Additional	Other		Total
	Number of		Number of		Paid-in	Comprehensive	Accumulated	Stockholders’
	shares	Amount	shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of June 30, 2023	1,784,178	1,784	161,809,738	161,810	2,121,929	82,050	(2,092,755)	274,818
Net Loss	-	-	-	-	-	-	(798,804)	(798,804)
Foreign currency translation adjustment	-	-	-	-	-	(36,158)	-	(36,158)
Balance as of June 30, 2024	1,784,178	1,784	161,809,738	161,810	2,121,929	45,892	(2,891,559)	$(560,144)

Net Loss	-	-	-	-	-	-	(1,808,994)	(1,808,994)
Foreign currency translation adjustment	-	-	-	-	-	(25,521)	-	(25,521)
Balance as of June 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$20,371	$(4,700,553)	$(2,394,659)

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

	Year ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(1,808,994)	$(798,804)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expenses	25,612	20,982
Depreciation expenses	404,759	319,369
Gain on disposal of property, plant and equipment	(4,211)	-
Interest expenses	3,379	3,831
Provision for the inventory	119,886	-
Allowance for Impairment of Other Receivables	5,912	-

Changes in operating assets and liabilities
Accounts receivable	57,703	(23,942)
Inventories	369,372	(466,307)
Prepaid expenses and other current assets	(1,291)	39,785
Operating lease Right of use assets	-	41,938
Accounts payable	(17,826)	107,466
Accrued liabilities and other payable	45,290	3,491
Contract liabilities	(45,562)	68,048
Operating lease liabilities	-	(43,322)
Net cash used in operating activities	(845,971)	(727,465)

Cash flows from investing activities
Acquisition of property, plant and equipment	(46,158)	(876,102)
Proceeds from disposal of property, plant and equipment	7,978	-
Net cash used in investing activities	(38,180)	(876,102)

Cash flows from financing activities
Payment of interest	(3,379)	(3,831)
Advances from related parties, net	1,169,854	1,332,221
Principle payment on finance lease liabilities	(21,068)	(15,552)
Principal payments of bank loan, secured	169,269	(88,412)
Proceeds from notes payable, unsecured	-	(18,231)
Short term borrowing	41,723	252,038
Net cash provided by financing activities	1,356,399	1,458,233

Effect of exchange rate changes on cash and cash equivalents	(475,834)	49,058
Net changes in cash and cash equivalents	(3,586)	(96,276)
Cash and cash equivalents-beginning of the year	28,858	125,134

Cash and cash equivalents-ended of the year	$25,272	$28,858

Supplementary of cash flow information:
Interest paid	$(123,168)	$(81,203)
Income taxes paid	$-	$-

Supplementary of non-cash information:
Acquisition of factory building No. 5 with note payable, secured	$-	$975,162
Acquisition of two vehicles with note payable, secured	-	(94,336)
Liabilities assumed in connection with purchase of vehicles	-	76,105

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

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

Going concern

As reported in the accompanying consolidated financial statements, the Company incurred a net loss in the amount of $1,808,994 and net operating cash outflow in the amount of $845,971 during the year ended June 30, 2025 and had an accumulated losses of $4,700,553 and the stockholder deficit of $2,394,659 as of June 30, 2025.

Management of the Company has evaluated the sufficiency of additional capital resources. Management’s plan is to obtain such resources by seeking debt financing and/or third-party equity sufficient to meet its minimal operating expenses. Besides, management has taken immediate and significant mitigating actions to reduce costs and optimize the Company’s cash flow and liquidity. Measures includes reducing expenditure through deferring or canceling discretionary spend, freezing non-essential recruitment and securing new round of equity financing to replenish working capital. The Company has also acquired the financial support letter from Empower International Trading Sdn. Bhd., the holding company of the Company, who has expressed the willingness and intention to provide the necessary financial support to the Company. However, there is uncertainty as to whether these plans will be effectively implemented or yield sufficient results.

Accordingly, the Company’s consolidated financial statements are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they fall due. In the event the Company will not be able to continue as a going concern, adjustments will have to be made to reflect the situation that assets will need to be realised other than in the amounts at which they are currently recorded in the balance sheet. In addition, the Company may have to provide for further liabilities that might arise and to reclassify non-current assets and liabilities as current assets and liabilities.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC250, the changes in estimates will be recognized in the same period of changes in facts and·and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long lived assets, and valuation:allowance for deferred tax assets.

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

The Company generates revenue primarily from the sales of plastic recycled products. We enter into sales contracts with the customers as a principal. The contracts contain only one performance obligation for domestic customers, transferring the plastic recycled products to the customers in exchange for consideration.

Revenue is recognized at a point in time when control of the goods is transferred to the customer, which occurs upon delivery. The Company considers a signed delivery receipt as objective evidence of transfer of control.

The terms of pricing and payment stipulated in the contract are fixed. 30% deposit payable upon signing of Sales Contract, 70% payable upon delivery the plastic recycled products to the designated location. We recognize revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been accepted and received by customers. In the normal course of business, our products are sold with no right of return unless the item is defective.

Each contract contains a single performance obligation for the transfer of goods, as the promise is to transfer a series of distinct items that are substantially the same and have the same pattern of transfer. The Company satisfies this performance obligation and recognizes revenue at a point in time when control of the goods is transferred to the customer, which occurs upon delivery. A signed delivery receipt serves as evidence of transfer.

Significant payment terms are as agreed in the contracts, with payment typically due within a short-term credit period. The contracts do not contain a significant financing component, and variable consideration is not significant. The Company acts as the principal in all arrangements. Obligations for returns, refunds, or warranties beyond standard assurance are not offered.

The transaction price is the fixed amount of consideration stated in the sales contract. As the contracts contain a single performance obligation, no allocation is necessary. Costs incurred for packaging and shipping are recognized as expenses when incurred.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	As of June 30, 2025	As of June 30, 2024
Cash, cash equivalents
Denominated in United States Dollars	$13,147	$2,396
Denominated in Chinese Renminbi	113	1,001
Denominated in Malaysian Ringgit	12,012	25,461
Cash and cash equivalents	$25,272	$28,858

Accounts Receivable

Accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses from the customers. Accounts receivable do not bear interest.

Since July 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance in the combined statements of operations and comprehensive income (loss). The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily based on similar business lines, services or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances and contract assets balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customer.

For the years ended June 30, 2025 and 2024, the Company did not provide expected credit losses against accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on the weighted average cost basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the years ended June 30, 2025, there was USD119,886 write down of inventory. For the years ended June 30, 2024, there was no write down of inventory.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Categories	Expected useful life
Factory building	20 years
Factory equipment	7 years
Office equipment	3 - 10 years
Computer	3 - 10 years
Leasehold improvement	Over the shorter of estimated useful life or term of lease
Motor vehicles	3 - 10 years

Management assesses the carrying value of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2025 and 2024, the Company determined there were no indicators of impairment of its property, plant and equipment.

Leases

From January 1, 2022, the Group adopted Accounting Standards Update (“ASU”) 2016-02, Lease (FASB ASC Topic 842). The adoption of Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. The Group has elected the package of practical expedients, which allows the Group not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any expired or existing leases as of the adoption date. Lastly, the Group elected the short-term lease exemption for all contracts with lease terms of 12 months or less.

At inception of a contract, the Group assesses whether a contract is, or contains, a lease. A contract is a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Group assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

Operating lease assets are included within “Operating lease right-of-use assets”, and the corresponding operating lease liabilities are included within “operating lease liabilities” for the current portion, and within “Operating lease liabilities, non-current” for the long-term portion on the combined balance sheets as of June 30, 2025 and 2024. Finance lease assets are included within “Property and equipment, net” and the corresponding finance lease liabilities are included within “Finance lease liabilities” for the current portion, and within “Finance lease liabilities, non-current” for the long-term portion on the combined balance sheets as of June 30, 2025 and 2024.

The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes optional renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

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

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. At June 30, 2025, there were no potentially dilutive securities outstanding. At June 30, 2024, potentially dilutive securities outstanding consisted on 937,500 shares of common stock related to convertible note payable, and were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

Concentrations

Revenues. For the year ended June 30, 2025, 36%, 14% and 14%, respectively, of our revenue was generated from the Company’s three largest customers. For the year ended June 30, 2024, 34%, 22% and 13%, respectively, of our revenue was generated from the Company’s three largest customers. There was no other customer that accounted for more than 10% of the Company’s revenues for the years ended June 30, 2025 and 2024.

Accounts receivable. At June 30, 2025, 64% and 33% of the Company’s accounts receivable was from the Company’s two largest receivable accounts. At June 30, 2024, 49%, 17% and 13%, respectively, of the Company’s accounts receivable was due from three customers. There was no other customer that accounted for more than 10% of the Company’s accounts receivable at June 30, 2025 and 2024.

Purchases from vendors. For the year ended June 30, 2025, 58%, 10%, of our purchases was from three vendors. For the year ended June 30, 2024, 23%, 22%, 19%, and 10%, of our purchases was from four vendors. There was no other vendor that accounted for more than 5% of the Company’s purchases for the years ended June 30, 2025 and 2024.

Accounts payable. At June 30, 2025, the two largest accounts payable accounts to the Company’s vendors represented 51%, 23%, 14% and 12%. At June 30, 2024, the two largest accounts payable accounts to the Company’s vendors represented 68% and 15%.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in their respective local currency, which consists of the Malaysian Ringgit (“MYR”).

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of consolidated financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2025	2024
Year-end USD: MYR exchange rate	$4.2284	$4.7172
Average USD: MYR exchange rate	$4.3869	$4.6941

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of income and statements of cash flows.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of June 30, 2025 and 2024:

	As of June 30, 2025	As of June 30, 2024

Prepaid expenses	$30,991	$12,188
Deposit on factory equipment purchase	6,989	-
Other deposits	21,027	26,145
Other receivables	7,078	26,461
Prepayments and other current assets	66,085	64,794
Allowance for Other receivables	(5,912)	-
Net value of prepaid expenses and other current assets	$60,173	$64,794

NOTE 3 – INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of June 30, 2025 and 2024:

	As of June 30, 2025	As of June 30, 2024

PET flakes	$69,434	$5,821
PET pellets	75,019	85,077
PET strap belt	6,664	42,183
Other PET materials	143,911	527,882
In Transit Materials	-	3,437
Inventories	$295,028	$664,400
Provision for the inventory	(119,886)	-
Net value of Inventories	175,142	664,400

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of June 30, 2025 and 2024:

	As of June 30, 2025	As of June 30, 2024
Factory building	$3,541,594	$3,174,635
Factory equipment	1,554,829	1,363,279
Computer	3,856	3,457
Office equipment	12,163	10,903
Leasehold improvement	244,041	215,787
Motor vehicle	18,825	16,875
Total cost	5,375,308	4,784,936
Accumulated depreciation	(1,276,097)	(771,730)
Carrying amount	$4,099,211	$4,013,206

In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

Depreciation expense was $404,759 and $319,369 for the fiscal years ended June 30, 2025 and 2024, respectively.

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities consisted of the following as of June 30, 2025 and 2024:

	As of June 30, 2025	As of June 30, 2024

Accounts payable	$89,640	$107,466
Accrued liabilities	86,957	91,182
Other payables	114,450	64,935
	$291,047	$263,583

Balance of other payables included the office expenses payable and balance of property, plant and equipment, net from third party.

NOTE 6 – LOAN FROM THIRD PARTY

Loan from third party consists of the following as of June 30, 2025 and 2024:

	As of June 30, 2025	As of June 30, 2024

Loan from third party	$750,000	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a reverse acquisition with Sino Green Land Corp.

On May 16, 2025, the note holder decided not to exercise their conversion right into the Company’s equity, the instrument is no longer classified as a convertible note but is accounted for as a standard term loan.

NOTE 7 – BANK LOAN PAYABLE

In October 2022, the Company obtained a credit facility with OCBC Bank in Malaysia to provide a loan in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 4). The acquisition and loan drawdown was completed in March 2023. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at June 30, 2025), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$975,162) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 4). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.5% (4.06% at June 30, 2025), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

The total interest expenses were $ 123,168 and $81,203 for the year ended June 30, 2025 and 2024 respectively.

Future Minimum principal payments under the bank borrowing at June 30, 2025, are as follow:

2026	$79,860
2027	83,237
2028	86,756
2029	90,423
2030 onward	1,821,961
Total	2,162,237
Current balance	(79,860)
Non-current balance	$2,082,377

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2025 and 2024, the amount due from (due to) related parties  consisted of:

	As of June 30, 2025	As of June 30, 2024

Payable to Invent Fortune Sdn. Bhd. (4)	$(715,444)	$1,001,561
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,209,120)	(954,566)
Payable to Empower International Trading (2)	(527,325)	(1,413,058)
Payable to TLC Global International Trading (3)	(810,975)	(726,947)
Total due to related parties, net	$(3,262,864)	$(2,093,010)

The amounts payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

Related party debt extinguishment recorded as capital contributions

NOTE 9 – INCOME TAXES

The Company had no income tax expense for the years ended June 30, 2025 and 2024, respectively. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended June 30,
	2025	2024

Loss from continuing operations before income tax:	$(1,808,994)	$(798,804)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(379,889)	(167,749)
Foreign tax rate difference	-	-
Change in valuation allowance	-	-
Income tax expenses	$-	$-

As of June 30,
	2025	2024
Components of deferred tax assets:
Net operating loss carry forwards	$-	$-
Gross deferred tax assets	-	-
Less: valuation allowance	-	-
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of June 30, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of June 30, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded or disclosed.

The Company’s primary operations are located in Malaysia, which is taxed at 24%.

NOTE 10 – LEASES

During the twelve months ended June 30, 2025, the Company entered into two finance leases for motor vehicles. The aggregate monthly lease payments are $1,800 with an aggregate commitment of approximately $95,000. The Company recognized financing lease right-of-use assets and related finance lease liabilities of approximately $95,000 upon commencement of the leases. The amortization expense for the fiscal years ended June 30, 2025 and 2024 was $25,612 and $20,982, respectively. The interest expense for the fiscal years ended June 30, 2025 and 2024 was $ 3,379 and $3,831, respectively.

	As of June 30, 2025	As of June 30, 2024

Finance leases Right-of-use assets	55,386	73,461
Total Right-of-use assets	$55,386	$73,461

Finance Lease liabilities – current	22,553	18,866
Finance Lease liabilities – non-current	23,930	41,686
Total Lease liabilities	$46,483	$60,552

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2025 and 2024 are as follows:

Other information for the year ended	As of June 30, 2025	As of June 30, 2024

Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating lease	$-	$44,518
Cash payments for finance lease	24,574	19,364
Weighted average remaining lease term (in years)
Operating leases	-	0.17
Finance leases	1.57	3.27
Weighted average discount rate
Operating leases	-%	7.31%
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of June 30, 2025 are as follows:

	Operating lease	Finance lease

Year ending
2026	$-	$24,574
2027	-	12,204
2028	-	11,079
Thereafter	-	1,847
Total lease payment	-	49,705
Less: Imputed interest	-	(3,221)
Total lease liabilities	$-	46,483
Current	-	(22,553)
Long term	$-	$23,930

NOTE 11 — CONTRACT LIABILITIES

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration or an amount of consideration is due from the customer. For the years ended June 30, 2025 and 2024, certain customers made advances to the Company before equipment delivered or services provided. The advance payments were transferred into revenues upon revenue recognition.

For the years ended June 30, 2025 and 2024, the movement of contract liabilities was as follows:

	As of June 30, 2025	As of June 30, 2024

Opening balance	$68,048	$-
Addition of contract liabilities	22,486	68,048
Revenue recognition during the year	(75,914)	-
Foreign exchange adjustment	7,866	-
Ending balance	$22,486	$68,048

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company also disclosed operating lease commitments and financing lease commitments in Note 10.

Capital expenditure commitments

As of June 30, 2025, the Company had commitments for capital expenditures of CNY231,000 (approximately $31,647) for purchase of wastewater treatment equipment. A deposit of CNY 50,000 (approximately US$6,989) was paid in May 2025. The Company expected to make the payments in the twelve months ending June 30, 2026.

Other than the capital expenditure commitment, the Company did not have other significant commitments, long-term obligations, significant contingencies or guarantees as of June 30, 2025 and 2024.

NOTE 13 – SUBSEQUENT EVENT

The Company has evaluated all events or transactions that occurred up to October 14, 2025, the date the consolidated financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements..

