Form 10-Q
period 2025-09-30
Sino Green Land Corp.
filed 2025-11-12
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 12, 2025
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025, AND JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,185	$25,272
Accounts receivable	56,190	19,035
Inventories	357,076	175,142
Prepaid expenses and other current assets	76,884	60,173
Total current assets	538,335	279,622

Non-current assets
Property, plant and equipment, net	4,054,438	4,099,211
Finance lease right-of-use assets	48,896	55,386
Total Assets	$4,641,669	$4,434,219

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$379,772	$89,640
Accrued liabilities and other payable	171,292	201,407
Contract liabilities	6,878	22,486
Loan from third party	750,000	750,000
Bank loan payable - current	80,943	79,860
Short-term borrowing	298,742	293,761
Amount due to the related parties	3,424,476	3,262,864
Financing lease obligations – current	20,755	22,553
Total current liabilities	5,132,858	4,722,571

Non-current liabilities
Bank loan payable – non-current	2,068,380	2,082,377
Financing Lease liabilities – non-current	20,358	23,930
Total liabilities	7,221,596	6,828,878

Stockholders’ deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive income	21,353	20,371
Accumulated deficit	(4,886,803)	(4,700,553)
Total stockholders’ deficit	(2,579,927)	(2,394,659)

Total Liabilities and Stockholders’ Deficit	$4,641,669	$4,434,219

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30
	2025	2024

Net revenues	$445,628	$457,247
Cost of revenues	(481,410)	(657,728)
Gross loss	(35,782)	(200,481)

Operating expenses:
General and administrative expenses	(120,406)	(106,963)
Loss from operations	(156,188)	(307,444)

Other income (expense):
Gain on disposal of property, plant and equipment	-	4,204
Interest income	-	11
Interest expenses	(30,261)	(31,354)
Sundry income	199	1,252
Other expense, net	(30,062)	(25,887)

Net loss before tax	(186,250)	(333,331)

Income tax expenses	-	-

Net loss	(186,250)	(333,331)

Other comprehensive income (loss):
Foreign currency translation income	982	29,896

Total comprehensive loss	(185,268)	(303,435)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended September 30, 2025
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$20,371	$(4,700,553)	$(2,394,659)
Net loss	-	-	-	-	-	-	(186,250)	(186,250)
Foreign currency translation adjustment	-	-	-	-	-	982	-	982
Balance as of September 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$21,353	$(4,886,803)	$(2,579,927)

	Three months ended September 30, 2024
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	$45,892	$(2,891,559)	$(560,144)
Net loss	-	-	-	-	-	-	(333,331)	(333,331)
Foreign currency translation adjustment	-	-	-	-	-	29,896	-	29,896
Balance as of September 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	75,788	(3,224,890)	(863,579)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(186,250)	$(333,331)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expenses	6,645	28,261
Depreciation	105,214	88,997
Gain on disposal of property, plant and equipment	-	(4,204)
Interest expenses	646	973
Write back the provision for the inventory	(119,886)	-
Reverse the allowance for impairment of other receivables	(5,912)	-
Changes in operating assets and liabilities
Accounts receivable	(37,155)	(62,348)
Inventories	(61,675)	(67,758)
Prepaid expenses and other current assets	(10,780)	5,537
Accounts payable	290,132	132,078
Accrued liabilities and other payable	(30,115)	21,713
Contract liabilities	(15,608)	(22,379)
Operating lease obligations	-	(31,245)
Net cash used in operating activities	(64,744)	(243,706)

Cash flows from investing activities
Acquisition of property and equipment	(47,978)	-
Proceeds from disposal of property, plant and equipment	-	8,485
Net cash (used in) / provided by investing activities	(47,978)	8,485

Cash flows from financing activities
Payment of interest	(646)	(973)
Advances from related parties, net	161,612	453,713
Principle payment on finance lease liabilities	(6,146)	(5,911)
Principal payments of bank loan, secured	(42,338)	(36,302)
Short-term borrowing	4,981	39,050
Net cash provided by financing activities	117,463	449,577

Effect of exchange rate changes on cash and cash equivalents	18,172	(203,615)
Net changes in cash and cash equivalents	22,913	10,741
Cash and cash equivalents-beginning of the period	25,272	28,858

Cash and cash equivalents-end of the period	$48,185	$39,599

Supplementary cash flow information:
Interest paid	$(22,771)	$(31,354)
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sino Green Land Corporation (“SGLA”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada on March 6, 2008.

Sunshine Green Land Corp., (“SGL”) a Labuan corporation, was formed on December 8, 2021. On June 30, 2024, SGL consummated a share exchange agreement with the shareholders of Tian Li Eco Holdings Sdn. Bhd (“Tian Li”), a Malaysian corporation, in which all the shares of Tian Li were exchanged for shares of SGL, and Tian Li became a wholly-owned subsidiary of SGL.

On October 1, 2024, SGLA completed a merger with SGL. After the merger, SGLA, SGL, and Tian Li, are collectively referred to as the “Company.”

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of September 30, 2025 and June 30, 2024, and for the three-month ended September 30, 2025 and 2024, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended September 30, 2025, the Company incurred a net loss of $186,250, and used cash in operating activities of $64,744. The Company had an accumulated deficit at September 30, 2025 of $4,886,803, and net current liabilities of $4,594,523. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Transition Report on Form 10-K for the year ended June 30, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company has evaluated the sufficiency of additional capital resources. Management’s plan is to obtain such resources by seeking debt financing and/or third-party equity sufficient to meet its minimal operating expenses. Besides, management has taken immediate and significant mitigating actions to reduce costs and optimize the Company’s cash flow and liquidity. Measures include reducing expenditure through deferring or canceling discretionary spend, freezing non-essential recruitment and securing new round of equity financing to replenish working capital. The Company has also acquired the financial support letter from Empower International Trading Sdn. Bhd., the holding company of the Company, who has expressed the willingness and intention to provide the necessary financial support to the Company. However, there is uncertainty as to whether these plans will be effectively implemented or yield sufficient results.

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-K for the full fiscal year ended June 30, 2025, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ended June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-K, filed with the SEC. The condensed consolidated balance sheet as of September 30, 2025, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long lived assets, and valuation:allowance for deferred tax assets.

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

	Three months ended September 30,
	2025	2024
Sale of plastic recycle products	$445,628	$457,247

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	September 30, 2025	June 30, 2025
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$12,893	$13,147
Denominated in Chinese Renminbi	12,276	113
Denominated in Malaysian Ringgit	23,016	12,012
Cash and cash equivalents	$48,185	$25,272

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

The Company did not deem it necessary to provide an allowance for expected credit loss as of September 30, 2025 and June 30, 2025.

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

For the year ended June 30, 2025, the Company recognized an inventory write-down of USD119,886. Subsequently, as of September 30, 2025, a write-offs and sales of previously reserved inventory provision was recorded.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three months ended September 30, 2025 and 2024, the Company determined there were no indicators of impairment of its property and equipment.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of September 30, 2025	As of June 30, 2025
Spot USD: MYR exchange rate	$4.2153	$4.2284
Average USD: MYR exchange rate	$4.2264	$4.3869

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of September 30, 2024, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. On May 16, 2025, the note holder decided not to exercise their conversion right into the Company’s equity, the instrument is no longer classified as a convertible note but is accounted for as a standard term loan. For the periods ended September 30, 2025and 2024, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

2. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Prepaid expenses	$33,499	$30,991
Deposit on factory equipment purchase	12,026	6,989
Other deposits	31,009	21,027
Other receivables	350	7,078
Prepayments and other current assets	76,884	66,085
Allowance for Other receivables	-	(5,912)
Net value of prepaid expenses and other current assets	$76,884	$60,173

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

PET flakes	$23,435	$69,434
PET pellets	58,473	75,019
PET strap belt	30,362	6,664
Other PET materials	244,806	143,911
Inventories	357,076	295,028
Provision for the inventory	-	(119,886)
Net value of Inventories	$357,076	$175,142

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Factory building	$3,552,600	$3,541,594
Factory equipment	1,607,639	1,554,829
Computer	3,868	3,856
Office equipment	12,201	12,163
Leasehold improvement	244,799	244,041
Motor vehicle	18,884	18,825
Total cost	5,439,991	5,375,308
Accumulated depreciation	(1,385,553)	(1,276,097)
Net book value	$4,054,438	$4,099,211

Depreciation expense was $105,214 and $88,997 for the three months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Accounts payable	$379,772	$89,640
Accrued liabilities	80,461	86,957
Other payables	90,831	114,450
	$551,064	$291,047

The balance of accrued liabilities include accrued payroll and accrued utilities.

The balance of other payables includes a balance payable to the seller of factory building No. 5.

6. LOAN FROM THIRD PARTY

Loan from third party consists of the following as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Loan from third party	$750,000	$750,000

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

7. BANK LOAN PAYABLE

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

The total interest expenses were $22,771 and $31,354 for the three months ended September 30, 2025 and 2024, respectively.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2026	$80,943
2027	84,364
2028	87,931
2029	91,648
2030 onward	1,804,437
Total	2,149,323
Current balance	(80,943)
Non-current balance	$2,068,380

8. RELATED PARTY TRANSACTIONS

As of September 30, 2025 and June 30, 2025, the amount (due to) related parties consisted of:

	September 30, 2025	June 30, 2025

Due to Invent Fortune Sdn. Bhd. (4)	$(814,765)	$(715,444)
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,260,254)	(1,209,120)
Payable to Empower International Trading (2)	(535,962)	(527,325)
Payable to TLC Global International Trading (3)	(813,495)	(810,975)
Total due to related parties, net	$(3,424,476)	$(3,262,864)

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

9. LEASES

As of September 30, 2025, the Company has two fiance leases for motor vehicles, and one operating lease agreements for space (No. 5 factory building) in Malaysia.

	As of September 30, 2025	As of June 30, 2025

Right-of-use assets-finance leases	48,896	55,386
Total right-of-use assets	$48,896	$55,386

Finance lease liabilities – current	20,755	22,553
Finance lease liabilities – non-current	20,358	23,930
Total lease liabilities	$41,113	46,483

The components of lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2025 and 2024 are as follows:

Other information for the three months ended	September 30, 2025	September 30, 2024

Cash paid for amounts included in the measurement of lease obligations
Cash payments for operating lease	$-	$31,818
Cash payments for finance lease	6,143	6,297
Weighted average remaining lease term (in years)
Operating leases	-	0.17
Finance leases	1.57	3.27
Weighted average discount rate
Operating leases	-%	7.31%
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of September 30, 2025 are as follows:

	Operating lease	Finance lease

Year ending
2026	$-	$22,394
2027	-	11,114
2028	-	10,188
Thereafter	-	-
Total lease payment	-	43,696
Less: Imputed interest	-	(2,583)
Total lease liabilities	$-	41,113
Current	-	(20,755)
Long term	$-	$20,358

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with (i) the financial statements of Sino Green Land Corporation, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2025 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-KT for the twelve months ended June 30, 2025 filed with the SEC on October 14, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $ 445,628 for the three months ended September 30, 2025, which was relatively flat compared to $457,247 in the same period of 2024.

Cost of revenues was $481,410 for the three months ended September 30, 2025, reflecting a decrease of $ 176,318, or 27%, from $657,728 for the three months ended September 30, 2024. This decline was primarily driven by a reduction in impurities within our purchased raw materials, and, more significantly, by the reversal of a prior period inventory write-down of $119,886, which directly reduced current period cost of sales.

Gross Loss

Gross loss was $35,782 for the three months ended September 30, 2025 and gross loss was $200,481 for the three months ended September 30, 2024, reflecting a significantly decrease of $ 164,699 or 82%. This improvement was primarily driven by a reduction in cost of revenues.

General and Administrative Expenses

General and administrative expenses were $120,406 for the three months ended September 30, 2025, reflecting an increase of $13,443, or 13%, from $106,963 for the three months ended September 30, 2024. The increase was primarily driven by higher business travel expenses.

Net Loss

Net loss totaled $186,250 for the three months ended September 30, 2025, a decrease of $ 147,081 of 44%, as compared to the net loss of $333,331 for the three months ended September 30, 2024. The decrease was primarily due to the decrease of cost of revenue.

Liquidity and Capital Resources

Going concern.

For the three months ended September 30, 2025, Sino Green Land Corporation had an accumulated deficit of $4,886,803, incurred a net loss of $186,250 and cash used in operating activities of $64,744. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2025, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	September 30, 2025	June 30, 2025	Change
Total current assets	$538,335	$279,622	$258,713
Total current liabilities	(5,132,858)	(4,722,571)	(410,287)
Working capital deficit	$(4,594,523)	$(4,442,949)	$(151,574)

As of September 30, 2025, we had total current assets of $538,335 consisting of cash on hand of $ 48,185, accounts receivables of $56,190, inventory of $357,076, and prepaid expenses and other current assets of $76,884, compared to total current assets of $279,622 as of June 30, 2025. The increase was mainly due to the increase in inventory and accounts receivable. We had current liabilities of $5,132,858 consisting of accounts payable of $379,772, accrued expenses and other payable of $171,292, contract liabilities of $6,878, loan form third party of $750,000, current portion of bank loan of $80,943, short-tern borrowing of $298,742, advances due to related parties of $3,424,476 and financing lease obligation of $20,755, compared to total current liabilities of $4,722,571 as of June 30, 2025.

The Company’s net loss was $186,250 and $333,331 for the three months ended September 30, 2025 and 2024, respectively.

Cash Flows

	Three months Ended September 30,
	2025	2024	Change
Cash flows used in operating activities	$(64,744)	$(243,706)	$178,962
Cash flows (used in) provided by investing activities	(47,978)	8,485	(56,463)
Cash flows provided by financing activities	117,463	449,577	(332,114)
Effect of exchange rate changes on cash and cash equivalents	18,172	(203,615)	221,787
Net changes in cash and cash equivalents	$22,913	$10,741	$12,172

Cash Flow from Operating Activities

Cash flow used in operating activities for the three months ended September 30, 2025 was $64,744 as compared to the amount of $243,706 used in operating activities for the three months ended September 30, 2024, reflecting a decrement of $163,224. The decrease in net cash provided by operating activities was mainly due to the fact that the increase from the account payable, accrued assets and other payables and prepayment impact on cash flows.

Cash Flow from Investing Activities

Net cash used in investing activities was $47,978 for the three months ended September 30, 2025, primarily due to purchases of property, plant and equipment. This compares to net cash provided by investing activities of $8,485 in the prior year period, which was driven by the disposal of fixed assets.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $117,463 for the three months ended September 30, 2025 and $449,577 for the three months ended September 30, 2024, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in loan proceeds and reduced financial support from related parties.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: November 12, 2025
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

