Form 10-Q/A
period 2025-09-30
Sino Green Land Corp.
filed 2026-01-21
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at January 21, 2026
Common Stock, $0.001 par value	161,809,738

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2025, is solely to correct the check box on the cover page related to Interactive Data File submission and posting. The box was incorrectly marked “NO” and is hereby corrected to “YES” to reflect the fact that the registrant posted all required Interactive Data Files on its corporate website during the relevant period. This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 12, 2025 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

2

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: January 21, 2026
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

