Form 10-Q
period 2025-12-31
Sino Green Land Corp.
filed 2026-02-13
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at February 13, 2026
Common Stock, $0.001 par value	161,809,738

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2025, AND JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$172,985	$25,272
Accounts receivable	11,535	19,035
Inventories	449,567	175,142
Prepaid expenses and other current assets, net	160,954	60,173
Total current assets	795,041	279,622

Non-current assets
Property, plant and equipment, net	4,131,455	4,099,211
Finance lease right-of-use assets	43,978	55,386
Total Assets	$4,970,474	$4,434,219

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,307,301	$89,640
Accrued liabilities and other payable	375,234	201,407
Contract liabilities	-	22,486
Loan from third party	750,000	750,000
Bank loan payable - current	85,162	79,860
Short-term borrowing	133,949	293,761
Amount due to the related parties	3,019,858	3,262,864
Financing lease obligations – current	18,430	22,553
Total current liabilities	5,689,934	4,722,571

Non-current liabilities
Bank loan payable – non-current	2,132,019	2,082,377
Financing Lease liabilities – non-current	18,538	23,930
Total liabilities	7,840,491	6,828,878

Stockholders’ deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 161,809,738 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	161,810	161,810
Additional paid-in-capital	2,121,929	2,121,929
Accumulated other comprehensive (loss) income	(42,036)	20,371
Accumulated deficit	(5,113,504)	(4,700,553)
Total stockholders’ deficit	(2,870,017)	(2,394,659)

Total Liabilities and Stockholders’ Deficit	$4,970,474	$4,434,219

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED December 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2025	2024	2025	2024

Net revenues	$278,161	$116,936	$725,205	$574,230

Cost of revenues	(367,796)	(376,757)	(850,166)	(1,034,524)
Gross loss	(89,635)	(259,821)	(124,961)	(460,294)

Operating expenses:
General and administrative expenses	(111,453)	(68,311)	(232,276)	(175,283)
Loss from operations	(201,088)	(328,132)	(357,237)	(635,577)

Other income (expense):
Gain on disposal of property, plant and equipment	-	-	-	4,205
Interest income	-	504	-	515
Interest expense	(29,755)	(31,016)	(60,021)	(62,370)
Sundry income	4,142	-	4,307	1,252
Other expense, net	(25,613)	(30,512)	(55,714)	(56,398)

Loss before tax	(226,701)	(358,644)	(412,951)	(691,975)

Income tax expenses	-	-	-	-

Net loss	(226,701)	(358,644)	(412,951)	(691,975)

Other comprehensive income:
Foreign currency translation (loss) income	(63,389)	1,765	(62,407)	31,661

Total comprehensive loss	(290,090)	(356,879)	(475,358)	(660,314)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	161,809,738	161,809,738	161,809,738	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and Six months ended December 31, 2025
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$20,371	$(4,700,553)	$(2,394,659)
Net loss	-	-	-	-	-	-	(186,250)	(186,250)
Foreign currency translation adjustment	-	-	-	-	-	982	-	982
Balance as of September 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$21,353	$(4,886,803)	$(2,579,927)
Net loss							(226,701)	(226,701)
Foreign currency translation adjustment	-	-	-	-	-	(63,389)	-	(63,389)
Balance as of December 31, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$(42,036)	$(5,113,504)	$(2,870,017)

	Three and Six months ended December 31, 2024
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	$45,892	$(2,891,559)	$(560,144)
Net loss	-	-	-	-	-	-	(333,331)	(333,331)
Foreign currency translation adjustment	-	-	-	-	-	29,896	-	29,896
Balance as of September 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	75,788	(3,224,890)	(863,579)
Net loss	-	-	-	-	-	-	(358,644)	(358,644)
Foreign currency translation adjustment	-	-	-	-	-	1,765	-	1,765
Balance as of December 31, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$77,553	$(3,583,534)	$(1,220,458)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED December 31, 2025, AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(412,951)	$(691,975)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expenses	13,405	12,785
Depreciation	214,345	206,808
Gain on disposal of property, plant and equipment	-	(4,205)
Interest expenses	1,206	1,861
Write back the provision for the inventory	(119,886)	-
Reverse the allowance for impairment of other receivables	(5,912)	-
Changes in operating assets and liabilities
Accounts receivable	7,500	49,121
Inventories	(154,166)	185,172
Prepaid expenses and other current assets	(94,850)	11,280
Accounts payable	1,217,661	67,694
Accrued liabilities and other payable	173,827	29,354
Contract liabilities	(22,486)	(55,934)
Net cash provided by (used in) operating activities	817,693	(188,039)

Cash flows from investing activities
Acquisition of property and equipment	(71,617)	(39,286)
Proceeds from disposal of property, plant and equipment	-	7,965
Net cash used in investing activities	(71,617)	(31,321)

Cash flows from financing activities
Payment of interest	(1,206)	(1,861)
Advances from related parties, net	(243,006)	322,555
Principal payment on finance lease liabilities	(12,397)	(11,824)
Principal payments of bank loan, secured	(85,391)	(80,053)
Short-term borrowing	(159,812)	20,540
Net cash (used in) provided by financing activities	(501,812)	249,357

Effect of exchange rate changes on cash and cash equivalents	(96,551)	(40,563)
Net changes in cash and cash equivalents	147,713	(10,566)
Cash and cash equivalents-beginning of the period	25,272	28,858

Cash and cash equivalents-end of the period	$172,985	$18,292

Supplementary of cash flow information:
Interest paid	$(45,522)	$(43,418)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED December 31, 2025, AND 2024

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of December 31, 2025 and June 30, 2024, and for the three-month ended December 31, 2025 and 2024, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended December 31, 2025, the Company incurred a net loss of $412,951. The Company had an accumulated deficit at December 31, 2025 of $5,113,504, and net current liabilities of $4,894,893, and the stockholder deficit of $2,870,017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Transition Report on Form 10-K for the year ended June 30, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-K for the full fiscal year ended June 30, 2025, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ended June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-K, filed with the SEC. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long lived assets.

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

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Sale of plastic recycle products	$278,161	$116,936	$725,205	$574,230

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than six months. The Company’s primary bank deposits are located in Malaysia.

	December 31, 2025	June 30, 2025
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$10,120	$13,147
Denominated in Chinese Renminbi	440	113
Denominated in Malaysian Ringgit	162,425	12,012
Cash and cash equivalents	$172,985	$25,272

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

The Company did not deem it necessary to provide an allowance for expected credit loss as of December 31, 2025 and June 30, 2025.

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

For the year ended June 30, 2025, the Company recognized an inventory write-down of USD119,886. Subsequently, as of December 31, 2025, a write-back and sales of previously reserved inventory provision was recorded.

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

Management assesses the carrying value of Property, plant and equipment, net  whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and six months ended December 31, 2025 and 2024, the Company determined there were no indicators of impairment of its Property, plant and equipment, net.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of December 31, 2025	As of June 30, 2025
Spot USD: MYR exchange rate	$4.0481	$4.2284
Average USD: MYR exchange rate	$4.1909	$4.3869

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of December 31, 2025, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. On May 16, 2025, the note holder decided not to exercise their conversion right into the Company’s equity, the instrument is no longer classified as a convertible note but is accounted for as a standard term loan. For the periods ended December 31, 2025and 2024, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025	As of June 30, 2025

Prepaid expenses	$37,228	$30,991
Deposit on factory equipment purchase	101,646	6,989
Other deposits	21,963	21,027
Other receivables	117	7,078
Prepayments and other current assets	160,954	66,085
Allowance for Other receivables	-	(5,912)
Net value of prepaid expenses and other current assets	$160,954	$60,173

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials at December 31, 2025 and June 30, 2025:

	As of December 31, 2025	As of June 30, 2025

PET finished goods	$82,218	$151,117
PET raw materials	367,349	143,911
Inventories	449,567	295,028
Provision for the inventories	-	(119,886)
Net value of Inventories	$449,567	$175,142

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at December 31, 2025 and June 30, 2025:

	As of December 31, 2025	As of June 30, 2025

Factory building	$3,699,296	$3,541,594
Factory equipment	1,695,680	1,554,829
Computer	4,028	3,856
Office equipment	13,728	12,163
Leasehold improvement	253,885	244,041
Motor vehicle	19,663	18,825
Total cost	5,686,280	5,375,308
Accumulated depreciation	(1,554,825)	(1,276,097)
Carrying amount	$4,131,455	$4,099,211

Depreciation expense was $214,345 and $206,808 for the six months ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025	As of June 30, 2025

Accounts payable, third parties	$39,948	$89,640
Accounts payable, related party	1,267,353	-
Accrued liabilities	86,491	86,957
Other payables	288,743	114,450
	$1,682,535	$291,047

The account payable to related parties are unsecured, non-interest bearing, and payable on demand.

The balance of accrued liabilities include accrued payroll and accrued utilities.

The balance of other payables included the office expenses payable and balance of property, plant and equipment, net from third party.

6. LOAN FROM THIRD PARTY

Loan from third party consists of the following as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025

Loan from third party	$750,000	$750,000

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

The total interest expenses were $60,021 and $62,370 for the six months ended December 31, 2025 and 2024, respectively.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2026	$85,163
2027	88,763
2028	92,515
2029	96,427
2030 onward	1,854,313
Total	2,217,181
Current balance	(85,162)
Non-current balance	$2,132,019

8. RELATED PARTY TRANSACTIONS

As of December 31, 2025 and June 30, 2025, the amount (due to) related parties consisted of:

	December 31, 2025	June 30, 2025

Due to Invent Fortune Sdn. Bhd. (4)	$(28,825)	$(715,444)
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,354,948)	(1,209,120)
Payable to Empower International Trading (2)	(788,998)	(527,325)
Payable to TLC Global International Trading (3)	(847,087)	(810,975)
Total due to related parties, net	$(3,019,858)	$(3,262,864)

The amounts due from and payable to related parties are unsecured, non-interest bearing, non-trade in nature and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

As of December 31, 2025, accounts payable due to Invent Fortune Sdn. Bhd. amounted to $1,267,353 (see Note 5).

In addition to the related party balances above, the Company has the following significant related party transactions incurred as below:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Cost to Invent Fortune Sdn. Bhd. (4)	$171,031	$-	$537,675	$-

9. LEASES

As of December 31, 2025, the Company has two fiance leases for motor vehicles, and one operating lease agreements for space (No. 5 factory building) in Malaysia.

	As of December 31, 2025	As of June 30, 2025

Right-of-use assets-finance leases	43,978	55,386
Total right-of-use assets	$43,978	$55,386

Finance lease liabilities – current	18,430	22,553
Finance lease liabilities – non-current	18,538	23,930
Total lease liabilities	$36,968	46,483

The components of lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2025 and 2024 are as follows:

Other information for the six months ended	As of December 31, 2025	As of December 31, 2024

Cash paid for amounts included in the measurement of lease obligations
Cash payments for finance lease	12,834	11,622
Weighted average remaining lease term (in years)
Finance leases	1.57	3.27
Weighted average discount rate
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of December 31, 2025 are as follows:

Finance lease

Year ending
2026	$19,795
2027	11,573
2028	7,715
Thereafter	-
Total lease payment	39,083
Less: Imputed interest	(2,115)
Total lease liabilities	36,968
Current	(18,430)
Long term	$18,538

10. COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company had commitments for capital expenditures of MYR495,811 (approximately $122,481) for purchase of Crusher, Air compressor and other production equipment system. The Company expected to make the payments in the next six months ending June 30, 2026.

11. SUBSEQUENT EVENT

On February 11, 2026, the Company entered into three separate subscription agreements with individual investors, pursuant to which the Purchasers agreed to purchase an aggregate of 283,500 shares of the Company’s common stock, par value $0.001 per share, in a private placement.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $278,161 for the three months ended December 31, 2025, reflecting an increase of $161,225, or 58%, from $116,936 for the three months ended December 31, 2024. The growth in net revenues was primarily driven by increased sales of third-party sourced plastic recycled products. Notably, this expansion was achieved alongside a consolidation of the customer base from 24 to 18 clients, reflecting a substantial rise in average purchase volume per custom.

Net revenues were $725,205 for the six months ended December 31, 2025, reflecting an increase of $150,975, or 26%, from $574,230 for the six months ended December 31, 2024. The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties. This growth occurred despite a reduction in the customer base from 31 to 28, indicating a significant increase in per-customer purchase volumes.

Cost of revenues was $367,796 for the three months ended December 31, 2025, which was relatively flat compared to $373,575 in the same period of 2024.

Cost of revenues was $850,166 for the six months ended December 31, 2025, reflecting a decrease of $ 184,358, or 18%, from $1,034,524 for the six months ended December 31, 2024. This decline was primarily driven by a reduction in impurities within our purchased raw materials, and, more significantly, by the prior period inventory write-down of $119,886 being credited to the cost of sales in the current period..

Gross Loss

Gross loss was $89,635 for the three months ended December 31, 2025 and gross loss was $4,259,821, for the three months ended December 31, 2024, reflecting a significant decrease of $170,186 or 190%. The decrease in gross loss was mainly due to the increase in sales.

Gross loss was $124,961 for the six months ended December 31, 2025 and gross loss was $460,294 for the six months ended December 31, 2024, reflecting a significantly decrease of $ 335,333 or 73%. This improvement was primarily driven by a reduction in cost of revenues, also increase in the sales.

General and Administrative Expenses

General and administrative expenses were $111,453 for the three months ended December 31, 2025, reflecting an increase of $43,142, or 39%, from $68,311 for the three months ended December 31, 2024. The general and administrative expenses was increased significantly due to the increase of travelling expenses and service fee.

General and administrative expenses were $232,276 for the six months ended December 31, 2025, reflecting an increase of $56,993, or 33%, from $175,283 for the six months ended December 31, 2024. The increase was primarily driven by higher business travel expenses and service fee.

Net Loss

Net loss totaled $226,701 for the three months ended December 31, 2025, a decrease of $131,943 of 58%, as compared to the net loss of $358,644 for the three months ended December 31, 2024. The decrease was primarily due to the increase of sales.

Net loss totaled $412,951 for the six months ended December 31, 2025, a decrease of $279,024 of 40%, as compared to the net loss of $691,975 for the six months ended December 31, 2024. The decrease was primarily due to the decrease of cost of revenue and increase of sales.

Liquidity and Capital Resources

Going concern.

For the six months ended December 31, 2025, Sino Green Land Corporation had an accumulated deficit of $5,113,504, incurred a net loss of $412,951 and the stockholder deficit of $2,870,017. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2025, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	As of December 31, 2025	As of June 30, 2025	Change
Total current assets	$795,041	$279,622	$515,419
Total current liabilities	(5,689,934)	(4,722,571)	(967,363)
Working capital deficit	$(4,894,893)	$(4,442,949)	$(451,944)

As of December 31, 2025, we had total current assets of $795,041 consisting of cash on hand of $172,985, accounts receivables of $11,535, inventory of $449,567, and prepaid expenses and other current assets of $160,954, compared to total current assets of $279,622 as of June 30, 2025. The increase was mainly due to the increase in inventory, cash and other receivable. We had current liabilities of $5,689,934 consisting of accounts payable of $1,307,301, accrued expenses and other payable of $375,234, loan form third party of $750,000, current portion of bank loan of $85,162, short-tern borrowing of $133,949, advances due to related parties of $3,019,858 and financing lease obligation of $18,430, compared to total current liabilities of $4,722,571 as of June 30, 2025.

The Company’s net loss was $412,951 and $691,975 for the six months ended December 31, 2025 and 2024, respectively.

Cash Flows

	Six months Ended December 31,
	2025	2024	Change
Cash flows provided by (used in) operating activities	$817,693	$(188,039)	$1,005,732
Cash flows used in investing activities	(71,617)	(31,321)	(40,296)
Cash flows (used in) provided by financing activities	(501,812)	249,357	(751,169)
Effect of exchange rate changes on cash and cash equivalents	(96,551)	(40,563)	(55,988)
Net changes in cash and cash equivalents	$147,713	$(10,566)	$158,279

Cash Flow from Operating Activities

Cash flow provided by operating activities for the six months ended December 31, 2025 was $817,693 as compared to the amount of $188,039 used in operating activities for the six months ended December 31, 2024, reflecting a significant increment of $1,005,732. The increase in net cash provided by operating activities was primarily attributable to an increase in trade payable, mainly to related parties for material purchase and financial support provided by investor funding.

Cash Flow from Investing Activities

Net cash used in investing activities was $71,617 for the six months ended December 31, 2025, primarily due to purchases of property, plant and equipment. This compares to net cash provided by investing activities of $31,321 in the prior year period, which was driven by the disposal of fixed assets.

Cash Flow from Financing Activities

Cash flow used in financing activities was $501,812 for the six months ended December 31, 2025 and provided by $249,357 for the six months ended December 31, 2024, respectively. The decrease in net cash provided by financing activities was mainly due to the decrease in loan proceeds and reduced financial support from related parties.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: February 13, 2026
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

