Form 10-Q
period 2026-03-31
Sino Green Land Corp.
filed 2026-05-11
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 11, 2026
Common Stock, $0.001 par value	162,093,238

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND JUNE 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$78,833	$25,272
Accounts receivable	12,751	19,035
Inventories	485,431	175,142
Prepaid expenses and other current assets, net	144,601	60,173
Total current assets	721,616	279,622

Non-current assets
Property, plant and equipment, net	4,192,283	4,099,211
Finance lease right-of-use assets	37,195	55,386
Total Assets	$4,951,094	$4,434,219

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,445,895	$89,640
Accrued liabilities and other payable	200,882	201,407
Contract liabilities	160,308	22,486
Loan from third party	-	750,000
Bank loan payable - current	86,407	79,860
Short-term borrowing	135,409	293,761
Amount due to the related parties	2,868,312	3,262,864
Financing lease obligations – current	15,241	22,553
Total current liabilities	4,912,454	4,722,571

Non-current liabilities
Bank loan payable – non-current	2,145,732	2,082,377
Loan from third party	750,000	-
Financing Lease liabilities – non-current	15,912	23,930
Total liabilities	7,824,098	6,828,878

Stockholders’ deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 162,093,238 and 161,809,738 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	162,093	161,810
Additional paid-in-capital	2,436,346	2,121,929
Accumulated other comprehensive (loss) income	(53,715)	20,371
Accumulated deficit	(5,419,512)	(4,700,553)
Total stockholders’ deficit	(2,873,004)	(2,394,659)

Total Liabilities and Stockholders’ Deficit	$4,951,094	$4,434,219

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2026	2025	2026	2025

Net revenues	$334,766	$197,940	$1,060,984	$771,446

Cost of revenues	(413,702)	(582,895)	(1,264,282)	(1,617,952)
Gross loss	(78,936)	(384,955)	(203,298)	(846,506)

Operating expenses:
General and administrative expenses	(201,005)	(70,271)	(439,822)	(244,283)
Loss from operations	(279,941)	(455,226)	(643,120)	(1,090,789)

Other income (expense):
Gain on disposal of property, plant and equipment	-	-	-	4,188
Interest income	10	1	10	514
Interest expense	(26,077)	(29,909)	(86,240)	(92,269)
Sundry income	-	52	10,391	1,299
Other expense, net	(26,067)	(29,856)	(75,839)	(86,268)

Loss before tax	(306,008)	(485,082)	(718,959)	(1,177,057)

Income tax expenses	-	-	-	-

Net loss	(306,008)	(485,082)	(718,959)	(1,177,057)

Other comprehensive income:
Foreign currency translation (loss) income	(11,679)	(3,874)	(74,086)	27,787

Total comprehensive loss	(317,687)	(488,956)	(793,045)	(1,149,270)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	162,093,238	161,809,738	162,093,238	161,809,738

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and Nine months ended March 31, 2026
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$20,371	$(4,700,553)	$(2,394,659)
Net loss	-	-	-	-	-	-	(186,250)	(186,250)
Foreign currency translation adjustment	-	-	-	-	-	982	-	982
Balance as of September 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$21,353	$(4,886,803)	$(2,579,927)
Net loss							(226,701)	(226,701)
Foreign currency translation adjustment	-	-	-	-	-	(63,389)	-	(63,389)
Balance as of December 31, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$(42,036)	$(5,113,504)	$(2,870,017)
Additional of Common stock	-	-	283,500	283	314,417	-	-	314,700
Net loss	-	-	-	-	-	-	(306,008)	(306,008)
Foreign currency translation adjustment	-	-	-	-	-	(11,679)	-	(11,679)
Balance as of March 31, 2026	1,784,178	$1,784	162,093,238	$162,093	$2,436,346	$(53,715)	$(5,419,512)	$(2,873,004)

	Three and Nine months ended March 31, 2025
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	$45,892	$(2,891,559)	$(560,144)
Net loss	-	-	-	-	-	-	(333,331)	(333,331)
Foreign currency translation adjustment	-	-	-	-	-	29,896	-	29,896
Balance as of September 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,217,929	75,788	(3,224,890)	(863,579)
Net loss	-	-	-	-	-	-	(358,644)	(358,644)
Foreign currency translation adjustment	-	-	-	-	-	1,765	-	1,765
Balance as of December 31, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$77,553	$(3,583,534)	$(1,220,458)
Net loss							(485,082)	(485,082)
Foreign currency translation adjustment	-	-	-	-	-	(3,874)	-	(3,874)
Balance as of March 31, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$73,679	$(4,068,616)	$(1,709,414)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(718,959)	$(1,177,057)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expenses	20,473	17,233
Depreciation	330,869	289,361
Gain on disposal of property, plant and equipment	-	(4,188)
Interest expenses	1,692	2,651
Write back the provision for the inventory	(119,886)	-
Reverse the allowance for impairment of other receivables	(5,912)	-
Changes in operating assets and liabilities
Accounts receivable	6,284	58,133
Inventories	(184,541)	376,772
Prepaid expenses and other current assets	(78,227)	6,147
Accounts payable - Third party	(89,640)	32,005
Account payable - Related party	765,480	-
Accrued liabilities and other payable	(525)	10,644
Contract liabilities	137,822	(49,452)
Net cash provided by (used in) operating activities	64,930	(437,751)

Cash flows from investing activities
Acquisition of property, plant and equipment	(230,475)	(39,605)
Proceeds from disposal of property, plant and equipment	-	7,933
Net cash used in investing activities	(230,475)	(31,672)

Cash flows from financing activities
Proceeds from issuance of Common stock	314,700	-
Payment of interest	(1,692)	(2,651)
Proceeds from related parties	530,109	608,892
Repayment of related parties	(244,246)	-
Principal payment on finance lease liabilities	(18,934)	(17,574)
Principal payments of bank loan, secured	(130,424)	(121,670)
Proceeds from Short-term borrowings	12,528	24,141
Repayment of Short-term borrowings	(170,880)	-
Net cash provided by financing activities	291,161	491,138

Effect of exchange rate changes on cash and cash equivalents	(72,055)	(16,528)
Net changes in cash and cash equivalents	53,561	5,187
Cash and cash equivalents-beginning of the period	25,272	28,858

Cash and cash equivalents-end of the period	$78,833	$34,045

Supplementary of cash flow information:
Interest paid	$(73,015)	$(69,459)

See accompanying notes to the condensed consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026, AND 2025

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

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of March 31, 2026 and June 30, 2025, and for the nine-month ended March 31, 2026 and 2025, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA on October 1, 2023, as if the combination and issuance of shares occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

On February 11, 2026, the Company entered into three separate subscription agreements with individual investors, pursuant to which the Purchasers agreed to purchase an aggregate of 283,500 shares of the Company’s common stock, par value $0.001 per share, in a private placement. The Company has a total of 162,093,238 shares of common stock outstanding and 1,784,178 shares of preferred stock outstanding.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended March 31, 2026, the Company incurred a net loss of $718,959. The Company had an accumulated deficit at March 31, 2026 of $5,419,512, and net current liabilities of $4,190,838, and the stockholder deficit of $2,873,004. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Transition Report on Form 10-K for the year ended June 30, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s Transition Report Form 10-K for the full fiscal year ended June 30, 2025, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ended June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report on Form 10-K, filed with the SEC. The condensed consolidated balance sheet as of March 31, 2026, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Sale of plastic recycle products	$334,766	$197,940	$1,060,984	$771,446

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than six months. The Company’s primary bank deposits are located in Malaysia.

	March 31, 2026	June 30, 2025
Cash, cash equivalents, and restricted cash
Denominated in United States Dollars	$9,568	$13,147
Denominated in Chinese Renminbi	46,706	113
Denominated in Malaysian Ringgit	22,559	12,012
Cash and cash equivalents	$78,833	$25,272

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

The Company did not deem it necessary to provide an allowance for expected credit loss as of March 31, 2026 and June 30, 2025.

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

For the year ended June 30, 2025, the Company recognized an inventory write-down of USD119,886. Subsequently, as of March 31, 2026, a write-back and sales of previously reserved inventory provision was recorded.

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

Management assesses the carrying value of Property, plant and equipment, net whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the three and nine months ended March 31, 2026 and 2025, the Company determined there were no indicators of impairment of its Property, plant and equipment, net.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of March 31, 2026	As of June 30, 2025
Spot USD: MYR exchange rate	$4.0313	$4.2284
Average USD: MYR exchange rate	$4.1160	$4.3869

The MYR is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the MYR amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of March 31, 2026, the Company had convertible notes payable that were convertible into 937,500 shares of common stock. On May 16, 2025, the note holder decided not to exercise their conversion right into the Company’s equity, the instrument is no longer classified as a convertible note but is accounted for as a standard term loan. For the periods ended March 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because these potential dilutive securities would have had an anti-dilutive effect.

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

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026	As of June 30, 2025

Prepaid expenses	$48,675	$30,991
Deposit on factory equipment purchase	6,777	6,989
Other deposits	22,055	21,027
Malaysia Government tax refund	118	112
Staff borrowing	-	1,054
Purchase deposit	-	5,912
Third party short-term borrowing	66,976	-
Prepayments and other current assets	144,601	66,085
Allowance for Other receivables	-	(5,912)
Net value of prepaid expenses and other current assets	$144,601	$60,173

3. INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026	As of June 30, 2025

PET finished goods	$128,306	$151,117
PET raw materials	357,125	143,911
Inventories	485,431	295,028
Provision for the inventories	-	(119,886)
Net value of Inventories	$485,431	$175,142

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026	As of June 30, 2025

Factory building	$3,714,751	$3,541,594
Factory equipment	1,757,634	1,554,829
Computer	4,045	3,856
Office equipment	13,785	12,163
Leasehold improvement	358,634	244,041
Motor vehicle	19,745	18,825
Total cost	5,868,594	5,375,308
Accumulated depreciation	(1,676,311)	(1,276,097)
Carrying amount	$4,192,283	$4,099,211

Depreciation expense was $330,869 and $289,361 for the nine months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the factory buildings related to costs of No. 3 factory building (purchased in March 2023) and No. 5 factory building. In January 2024, the Company acquired a factory building (“Factory No. 5”) from an unrelated third-party that it had formerly leased, for MYR 8,075,275.40 (approximately US$1,696,467), and funded by a bank loan payable (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026	As of June 30, 2025

Accounts payable, third parties	$-	$89,640
Accounts payable, related party	1,445,895	-
Accrued liabilities	72,617	86,957
Other payables	128,265	114,450
	$1,646,777	$291,047

The account payable to related parties are unsecured, non-interest bearing, and payable on demand.

The balance of accrued liabilities include accrued payroll and accrued utilities.

The balance of other payables included the office expenses payable and balance of property, plant and equipment, net from third party.

6. LOAN FROM THIRD PARTY

Loan from third party consists of the following as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026	As of June 30, 2025

Loan from third party	$750,000	$750,000

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

The total interest expenses were $73,015 and $69,459 for the nine months ended March 31, 2026 and 2025, respectively.

Future Minimum principal payments under the bank loans payable, secured are as follow:

2027	$86,407
2028	90,060
2029	93,868
2030	97,836
2031 onward	1,863,968
Total	2,232,139
Current balance	(86,407)
Non-current balance	$2,145,732

8. RELATED PARTY TRANSACTIONS

As of March 31, 2026 and June 30, 2025, the amount due from (due to)   related parties consisted of:

	March 31, 2026	June 30, 2025

Due from (due to) Invent Fortune Sdn. Bhd. (4)	$140,426	$(35,029)
Account payable to Invent Fortune Sd. Bhd. (4)	-	(680,415)
Payable to Luo Xiong and Wo Kuk Ching (1)	(1,351,430)	(1,209,120)
Payable to Empower International Trading (2)	(806,682)	(527,325)
Payable to TLC Global International Trading (3)	(850,626)	(810,975)
Total due to related parties, net	$(2,868,312)	$(3,262,864)

The amounts due from and payable to related parties are unsecured, non-interest bearing, non-trade in nature and payable on demand. The Company has the right to offset amounts with related parties controlled by the same common control group.

(1)	Luo Xiong and spouse Wo Kuk Ching and their immediate family members own 90% of the Company’s common stock.
(2)	Entity controlled 100% by Luo Xiong
(3)	Entity controlled 100% by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching
(4)	Entity controlled 83% by Luo Xiong and spouse Wo Kuk Ching.

As of March 31, 2026, accounts payable due to Invent Fortune Sdn. Bhd. amounted to $1,455,895 (see Note 5).

In addition to the related party balances above, the Company has the following significant related party transactions incurred as below:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Cost to Invent Fortune Sdn. Bhd. (4)	$172,497	$-	$547,140	$-

9. LEASES

As of March 31, 2026, the Company has two finance   leases for motor vehicles, and one operating lease agreements for space (No. 5 factory building) in Malaysia.

	As of March 31, 2026	As of June 30, 2025

Right-of-use assets-finance leases	37,195	55,386
Total right-of-use assets	$37,195	$55,386

Finance lease liabilities – current	15,241	22,553
Finance lease liabilities – non-current	15,912	23,930
Total lease liabilities	$31,153	46,483

The components of lease expense and supplemental cash flow information related to leases for the nine months ended March 31, 2026 and 2026 are as follows:

Other information for the nine months ended	March 31, 2026	March 31, 2025

Cash paid for amounts included in the measurement of lease obligations
Cash payments for finance lease	18,934	17,574
Weighted average remaining lease term (in years)
Finance leases	2.63	3.27
Weighted average discount rate
Finance leases	8.77%	8.77%

The undiscounted future minimum payments under the Company’s operating and finance lease liabilities and reconciliation to the operating and finance lease liabilities recognized on the consolidated balance sheet as of March 31, 2026 are as follows:

Finance lease

Year ending
2027	$16,340
2028	11,621
2029	4,842
Thereafter	-
Total lease payment	32,803
Less: Imputed interest	(1,650)
Total lease liabilities	31,153
Current	(15,241)
Long term	$15,912

10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company had commitments for capital expenditures of USD9,500 for Sales GTIS 6.0 system. The Company expected to make the payments in the next nine months ending March 31, 2026.

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

Results of Operations

Revenues and Cost of Revenues

Net revenues were $334,766 for the three months ended March 31, 2026, reflecting an increase of $136,826, or   69%, from $197,940 for the three months ended March 31, 2025. The growth in net revenues was primarily driven by increased sales of third-party sourced plastic recycled products. Notably, this expansion was achieved alongside a consolidation of the customer base from 12 to 19 clients, reflecting a substantial rise in average purchase volume per custom.

Net revenues were $1,060,984 for the nine months ended March 31, 2026, reflecting an increase of $289,538, or 38%, from $771,446 for the nine months ended March 31, 2025. The increase in net revenues was mainly due to an increase in sales of plastic recycle products from the third parties. This growth occurred despite an increase in the customer base from 32 to 41, indicating a significant increase in per-customer purchase volumes.

Cost of revenues was $413,702 for the three months ended March 31, 2026, reflecting a decrease of $ 169,193, or   29%, from $582,895 for the three months ended March 31, 2025. This decline was primarily attributable to reduced impurities in purchased raw materials and, more significantly, the commissioning of a new production line.

Cost of revenues was $1,264,282 for the nine months ended March 31, 2026, reflecting a decrease of $ 353,670, or 22%, from $1,617,952 for the nine months ended March 31, 2025. This decline was primarily driven by a reduction in impurities within our purchased raw materials, and, more significantly, by the prior period inventory write-down of $119,886 being credited to the cost of sales in the current period.

Gross Loss

Gross loss was $78,936 for the three months ended March 31, 2026 and gross loss was $384,955, for the three months ended March 31, 2025, reflecting a significant decrease of $306,019 or 79%. The decrease in gross loss was mainly due to the increase in sales.

Gross loss was $203,298 for the nine months ended March 31, 2025 and gross loss was $846,506 for the nine months ended March 31, 2025, reflecting a significantly decrease of $643,208 or 76%. This improvement was primarily driven by a reduction in cost of revenues, also increase in the sales.

General and Administrative Expenses

General and administrative expenses were $201,005 for the three months ended March 31, 2026, reflecting an increase of $130,734, or 186%, from $70,271 for the three months ended March 31, 2025. The general and administrative expenses   increased significantly due to the increase of travelling expenses, water & electricity fee, employee salaries and service fee.

General and administrative expenses were $439,822 for the nine months ended March 31, 2026, reflecting an increase of $195,539, or 80%, from $244,283 for the nine months ended March 31, 2025. The increase was primarily driven by higher business travel expenses and service fee.

Net Loss

Net loss totaled $306,008 for the three months ended March 31, 2026, a decrease of $179,074 of   37%, as compared to the net loss of $485,082 for the three months ended March 31, 2025. The decrease was primarily due to the increase of sales, and decrease of cost.

Net loss totaled $718,959 for the nine months ended March 31, 2026, a decrease of $458,098 of 39%, as compared to the net loss of $1,177,057 for the nine months ended March 31, 2025. The decrease was primarily due to the decrease of cost of revenue and increase of sales.

Liquidity and Capital Resources

Going concern.

For the nine months ended March 31, 2026, Sino Green Land Corporation had an accumulated deficit of $5,419,512, incurred a net loss of $718,959   and the stockholder deficit of $2,873,004. These factors raise substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, Sino Green Land Corporation’s independent registered public accounting firm, in their report on Sino Green Land Corporation’s June 30, 2025, audited financial statements, raised substantial doubt about the Sino Green Land Corporation’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Working Capital

	As of March 31, 2026	As of June 30, 2025	Change
Total current assets	$721,616	$279,622	$441,994
Total current liabilities	(4,912,454)	(4,722,571)	(939,883)
Working capital deficit	$(4,190,838)	$(4,442,949)	$(497,889)

As of March 31, 2026, we had total current assets of $721,616 consisting of cash on hand of $78,833, accounts receivables of $12,751, inventory of $485,431, and prepaid expenses and other current assets of $144,601, compared to total current assets of $279,622 as of June 30, 2025. The increase was mainly due to the increase in inventory, cash and other receivable. We had current liabilities of $4,912,454 consisting of accounts payable of $1,445,895, accrued expenses and other payable of $200,882, current portion of bank loan of $86,407, short-tern borrowing of $135,409, advances due to related parties of $2,868,312 and financing lease obligation of $15,241, compared to total current liabilities of $4,722,571 as of June 30, 2025.

The Company’s net loss was $718,959 and $1,177,057 for the nine months ended March 31, 2026 and 2025, respectively.

Cash Flows

	Nine months Ended March 31,
	2026	2025	Change
Cash flows provided by (used in) operating activities	$64,930	$(437,751)	$502,681
Cash flows used in investing activities	(230,475)	(31,672)	(198,803)
Cash flows provided by financing activities	291,161	491,138	(199,977)
Effect of exchange rate changes on cash and cash equivalents	(72,055)	(16,528)	(55,527)
Net changes in cash and cash equivalents	$53,561	$5,187	$48,374

Cash Flow from Operating Activities

Cash flow provided by operating activities for the nine months ended March 31, 2026 was $64,930 as compared to the amount of $437,751 used in operating activities for the nine months ended March 31, 2025, reflecting a significant increment of $502,681. The increase in net cash provided by operating activities was primarily attributable to an increase in trade payable, mainly to related parties for material purchase.

Cash Flow from Investing Activities

Net cash used in investing activities was $230,475 for the nine months ended March 31, 2026, primarily due to purchases of property, plant and equipment. This compares to net cash used in investing activities of $31,672 in the prior year period, primarily due to purchases of property, plant and equipment.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $291,161 for the nine months ended March 31, 2026 and provided by $491,138 for the nine months ended March 31, 2025, respectively. The decrease in cash from financing activities was primarily driven by lower loan proceeds, reduced financial support from related parties, and common stock issued to third parties.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and expenses during the periods reported. Actual results may differ from these estimates.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out by Wo Kuk Ching (“Ms. Wo”), our Chief Executive Officer and Wong Ching Wing (“Elise”), our Chief Financial Officer, who also serve as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Ms. Wo and Elise concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GREEN LAND CORPORATION
(Name of Registrant)

Date: May 11, 2026
	By:	/s/ Teresa Wo Kuk Ching
	Title:	Chief Executive Officer

