Form 10-K
period 2026-06-30
Sino Green Land Corp.
filed 2026-09-28
CIK 1433551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2026

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 28, 2026
Common Stock, $0.001 par value	162,093,238

SINO GREEN LAND CORPORATION

ANNUAL FORM 10-K

For the Fiscal Year Ended June 30, 2026

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Sino” are references to Sino Green Land Corporation, a Nevada corporation.

●	The “SGL” is references to Sunshine Green Land Corporation, the wholly-owned subsidiary of “Sino”.

●	The “Tian Li” is references to Tian Li Eco Holding Sdn. Bhd., the wholly-owned subsidiary of “SGL”, a Malaysian subsidiary.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“Preferred Stock” refers to the preferred stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We have engaged in manufacturing and sales of recovered and recycled products in Malaysia since 2019. We have two factories about 8,759.83 square meters to produce our products and serve our clients.

Corporate History

Sino Green Land Corporation was incorporated under the laws of the State of Nevada on March 6, 2008, under the name of Henry County Plywood Corporation, as successor by merger to a Virginia corporation incorporated in May 1948 under the same name. On March 17, 2009, the Company changed its name from “Henry County Plywood Corporation” to “Sino Green Land Corporation”. During 2009 to 2011, the Company was principally engaged in the wholesale distribution of premium fruits in China. In 2011, the Company was delinquent in statutory filings, and the annual report, Form 10-K for the year ended June 30, 2010, was filed to the SEC on March 31, 2011, and the Form 10-Q for the period ended September 30, 2011, was filed to the SEC on November 14, 2011.

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

For the year ended June 30, 2026, Sino Green Land incurred a net loss of $1,393,031 and used cash in operating activities of $99,654, resulting in an accumulated deficit of $6,093,584. The Company’s current liabilities exceeded current assets by $4,482,441, and the Company had a stockholders’ deficit of $2,535,519. These factors raise substantial doubt about the Sino Green Land’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. In addition, Sino Green Land’s independent registered public accounting firm, in their report on Sino Green Land’s June 30, 2026 audited financial statements, raised substantial doubt about the Sino Green Land’s ability to continue as a going concern. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

We have been in compliance with the relevant laws and regulations governing the employment of foreign workers in all material respects during these years. While our Directors confirmed that we had fully complied with the relevant laws and regulations relating to foreign workers in all material respects during these years, there is no assurance that the Malaysian government will not impose additional conditions or restrictions on the intake of foreign workers allowed or change the foreign worker policy or the laws and regulations relating to foreign workers, and we may not be able to replace our foreign workers with local workers, or we may have to incur additional cost for recruiting local workers. This may in turn materially and adversely affect our business, operations, financial performance, financial condition, results of operations. Further, any increase in competition for foreign workers, especially skilled workers, will also increase the general labor wages paid by us to our foreign workers, which will have an adverse impact on our costs of operations and may in turn materially and adversely affect our results of operations.

We generally do not enter into long-term agreements with our customers. If we fail to retain our existing customers or attract new customers, our business, financial conditions and results of operations may be materially and adversely affected.

We do not enter into long-term agreements with most of our customers, and our customers have no obligation to engage us again for future to purchase recycled products from us as it is the industry practice to not enter into such long-term agreements with our customers. There is no assurance that our current or future agreements, with our major customers can be negotiated on terms and prices equivalent to or more favorable than current terms and prices. If we fail to retain our existing customers or attract new customers, our revenue and profitability, which is dependent on the number and scale of recycle products that we are able to sell, may be materially and adversely affected.

Cross-border sales transactions expose us to tariffs, import/export duties, and other international trade risks that may adversely affect our revenue and profitability.

We engage in cross-border sales transactions that are subject to various international trade risks. Changes in import taxes, tariffs, and customs duties related to the import and export of our products could result in pricing adjustments that adversely affect our  revenues and earnings.  In addition, cross-border transactions expose us to other risks, including changes in foreign trade policies and regulations, currency exchange rate fluctuations, extended transit and customs clearance times, heightened customs inspections, and the potential for lost, damaged, or delayed shipments. Geopolitical developments, trade disputes, or the imposition of new trade barriers by the United States or foreign governments could further disrupt our cross-border operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Our continuing success depends on the availability, cost and quality of the raw materials for the Plastic recycle products. The cost of raw materials amounted to approximately MYR5.7 million, and MYR7.0 million respectively, representing approximately 69% and 65% of our cost of sales for the years ended June 30, 2026 and 2025, respectively. Cost of raw materials refers to cost incurred by our Company to purchase recoverable items from our suppliers, which is the key components of cost of sales attributable to the recycled products segment. The decrease in cost of revenues for the year ended June 30, 2026 was mainly attributable to lower average raw material input costs, as well as a net reversal of inventory provision of $124,031 as compared to a provision charge of $119,886 for the year ended June 30, 2025.

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

In the event that the costs of implementing our growth plans exceed our funding estimates significantly or that we come across opportunities to grow through expansion plans which cannot be predicted at this juncture, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements. We will consider obtaining such funding from new issuance of equity, debt instruments and/or external bank borrowings, as appropriate. In addition, we may need to obtain additional equity or debt financing for other business opportunities that our Group deems favorable to our future growth and prospects. Funding through the new issuance of equity may lead to a dilution in the interests of the Shareholders. An increase in debt financing may be accompanied by conditions that restrict our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lenders’ consent for certain corporate actions. In addition, there is no assurance that we will be able to obtain additional financing on terms that are favorable and acceptable. If we are not able to secure adequate financing, our business and growth may be negatively affected.

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

Further, any changes in the policies implemented by the government of Malaysia which may result in currency and interest rate fluctuations, inflation, capital restrictions, price and wage controls, expropriation and changes in taxes and duties detrimental to our business may materially affect our operations, financial performance and future growth. Unfavorable changes in the social, economic and political conditions of Malaysia or in the Malaysian government policies in the future may have a negative impact on our operations and business in Malaysia, which will in turn adversely affect the overall financial performance of our Company. In addition, Malaysia foreign exchange control may limit our ability to utilize our cash effectively and affect our ability to receive dividends and other payments from our Malaysian subsidiaries.

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

Risks Related to the Market for our Stock

Our common stock trades on the OTC Markets, which may limit liquidity and adversely affect the value of our shares.

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

Our common stock may be subject to “penny stock” regulations, which could discourage broker-dealers from effecting transactions and adversely affect the liquidity of our shares.

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

A limited trading market and state Blue Sky laws may restrict investors’ ability to resell our shares.

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

Our common stock is subject to penny stock regulations that may limit trading activity and adversely affect our stock price.

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

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 145,274,283 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

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

We do not have an audit or compensation committee, which may result in conflicts of interest in board decisions.

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

We are subject to securities laws compliance requirements, which expose us to potential liabilities, including rescission rights.

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

In fiscal year 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face potential cybersecurity threats that, if realized, would materially affect us. These threats include but are not limited to ransomware and malware attacks, and compromised business email and other social engineering threats. Our suppliers, customers, contractors and business partners also face similar cybersecurity risks, which could have an adverse impact on our business.

ITEM 2. PROPERTIES

Our mailing address and global operations are situated at No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol SGLA. The market price quoted as at September 25, 2026 is US$0.3815 per share and the liquidity for the shares are limited.

On February 11, 2026, we issued 193,500 shares of common stock to certain individual investors at $1.00 per share in a private placement, for aggregate gross proceeds of $193,500. The shares were issued without registration under the Securities Act in reliance on Section 4(a)(2), Regulation D and/or Regulation S. Each purchaser represented that the purchaser was an accredited investor and/or not a U.S. person, as applicable. No underwriters were involved. The Company intends to use the proceeds for working capital.

On February 11, 2026, we issued 68,000 shares of restricted common stock to individual investors at $1.20 per share in a private placement, for aggregate gross proceeds of $81,600. The shares were issued without registration under the Securities Act in reliance on Section 4(a)(2), Regulation D and/or Regulation S. Each purchaser represented that the purchaser was an accredited investor and/or not a U.S. person, as applicable. No underwriters were involved. The Company intends to use the proceeds for working capital.

On February 11, 2026, we issued 22,000 shares of common stock to certain individual investors at $1.80 per share in a private placement, for aggregate gross proceeds of $39,600. The shares were issued without registration under the Securities Act in reliance on Section 4(a)(2), Regulation D and/or Regulation S. Each purchaser represented that the purchaser was an accredited investor and/or not a U.S. person, as applicable. No underwriters were involved. The Company intends to use the proceeds for working capital.

On May 22, 2026, we entered into a subscription agreement with a third-party investor pursuant to which the investor agreed to purchase 2,000,000 shares of common stock at $0.50 per share, for aggregate gross proceeds of $1,000,000. As of June 30, 2026, we had received $200,000 under the agreement and no shares had been issued. The shares, when issued, will be issued without registration under the Securities Act in reliance on Section 4(a)(2), Regulation D and/or Regulation S. No underwriters were involved. The Company intends to use the proceeds for working capital.

As mentioned in Item 1.01 filed on August 13, 2026 along with the amendment, we entered into stock purchase agreements to acquire 60% of the issued and outstanding capital stock of Xing Da Plastics Sdn. Bhd. and 100% of the issued and outstanding capital stock of Invent Fortune Sdn. Bhd. Upon closing and subject to the applicable conditions and milestones, we agreed to issue an aggregate of 4,800,000 shares of common stock to the Xing Da sellers and approximately 36,527,833 shares of common stock to the Invent Fortune sellers in three tranches. As of the end of the reporting period, the acquisitions had not closed, and no shares had been issued under either agreement.

Holders

As of June 30, 2026, we had approximately 80 shareholders of our common shares, including the shares held in street name by brokerage firm. The holders of common share are entitle to one vote for each share held for record on all matters submitted to a vote of shareholders. Holders of the common share have no pre-emptive rights and no right to convert their common share into any other securities. There are no redemption or sinking fund provisions applicable to the common share.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2026, the Company has no securities authorized either previously approved or disapproved for issuance under equity compensation plan.

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

None.

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

All forward-looking statements in this Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

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

Business Overview

Sino Green Land Corp. (“SGLA”, “we” or the “Company”) is a US holding company incorporated in Nevada. We conduct our business through our Malaysia subsidiary “Tian Li Eco Holdings Sdn. Bhd” (“Tian Li”), which is an environmental protection technology, recycling and renewal of plastic waste bottles and packaging materials being recycled and sale of recovered and recycled products, a company incorporated and based in Malaysia. With the mission to rooted in advocating for waste recycling, aiming for a sustainable environmental future. With its strategic initiatives, the company’s objective is to become a prominent environmental recycling entity in Asia over the coming five years.

Results of Operations

	For the Years Ended June 30,
	2026		2025		Change
Net revenues	$1,422,451	100.0%	$1,338,300	100.0%	$84,151	6.3%

Cost of revenues	(2,073,261)	(145.8)%	(2,593,124)	(193.8)%	519,863	(20.1)%
Gross loss	(650,810)	(45.8)%	(1,254,824)	(93.8)%	604,014	(48.1)%

Operating expense	(569,782)	(40.1)%	(436,949)	(32.6)%	(132,833)	30.4%
Gain on disposal of property, plant and equipment	-	-%	4,211	0.3%	(4,211)	(100.0)%
Other income	4,438	0.3%	1,309	0.1%	3,129	239.0%
Interest income	31	* %	427	* %	(396)	(92.7)%
Interest expenses	(176,908)	(12.4)%	(123,168)	(9.2)%	(53,740)	43.6%
Loss before income tax expenses	(1,393,031)	(97.9)%	(1,808,994)	(135.2)%	415,963	(23.0)%
Income taxes	-	-%	-	-%	-	-%
Net loss	$(1,393,031)	(97.9)%	$(1,808,994)	(135.2)%	$415,963	(23.0)%

*:less than 0.1%

Net Revenues

Net revenues totaled $1,422,451 for the year ended June 30, 2026, an increase of $84,151, or 6.3%, as compared to net revenues of $1,338,300 for the year ended June 30, 2025. The change was primarily attributable to foreign exchange translation effects, as the Company’s functional currency, the Malaysian Ringgit, strengthened against the U.S. dollar during the period. Excluding the impact of currency translation, the underlying business remained stable, with both the number of customers and the average value per order broadly consistent with the prior year.

Cost of Revenues

Cost of revenues totaled $2,073,261 for the year ended June 30, 2026, a decrease of $519,863, or 20.1%, as compared to $2,593,124 for the year ended June 30, 2025. The decrease was primarily attributable to lower average raw material input costs.

Gross Loss

Gross loss was $650,810 and $1,254,824 for the years ended June 30, 2026 and 2025, respectively. Gross loss decreased by $604,014, or 48.1%, for the year ended June 30, 2026, primarily driven by the lower cost of revenues discussed above.

Operating Expenses

General and Administrative Expenses

General and administrative expenses totaled $569,782 for the year ended June 30, 2026, an increase of $132,833, or 30.4%, as compared to $436,949 for the year ended June 30, 2025. The increase was primarily attributable to higher professional fees, audit and accounting costs, and administrative expenses associated with the Company’s ongoing merger integration, regulatory compliance, and operational activities during the year ended June 30, 2026.

Net Loss

Net loss totaled $1,393,031 for the year ended June 30, 2026, a decrease of $415,963, or 23.0%, as compared to the net loss of $1,808,994 for the year ended June 30, 2025. The improvement was primarily driven by lower cost of revenues, partially offset by higher general and administrative expenses, an increase in interest expenses.

Liquidity and Capital Resources

Going Concern Considerations

We have prepared the accompanying consolidated financial statements assuming that we will continue as a going concern. As reported in the accompanying consolidated financial statements, we incurred a net loss of $1,393,031 during the year ended June 30, 2026, and as of that date, we had an accumulated deficit of $6,093,584 and a total stockholders’ deficit of $2,535,519, with cash used in operating activities of $99,654. These conditions, taken together with our working capital deficit of $4,482,441, raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

To sustain our ability to support our operating activities, we considered supplementing our sources of funding through the following:

(i) On May 22, 2026, we entered into a subscription agreement (the “Subscription Agreement”) with a third-party investor, pursuant to which an aggregate of 2,000,000 shares of our common stock, par value $0.001 per share, were agreed to be sold at a purchase price of $0.50 per share, for an aggregate purchase price of $1,000,000. As of June 30, 2026, the Company had received $200,000, and it will receive the remaining $800,000 within one year thereafter.

(ii) On August 7, 2026, we entered into stock purchase agreements (the “SPAs”) to acquire all of the equity interests of Invent Fortune Sdn. Bhd. for 36,527,833 shares of our common stock, and 60% of the equity interests of Xing Da Plastics Sdn. Bhd. for 4,800,000 shares, payable in three tranches (20% at closing, and 40% and 40% three and six months thereafter), with 10% of each tranche withheld by the Company as Escrow Shares. The acquisitions are intended to establish an integrated waste management business chain covering the collection of plastic waste at source through to the production of finished recycled products, and the acquired businesses are expected to contribute positive cash contributions and to reduce the Company’s dependency on external funding.

(iii) In addition, we have taken immediate and significant mitigating actions to reduce costs and optimize our cash flow and liquidity.

Management has evaluated the matters described above and the related mitigating plans; however, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital

	As of June 30,
	2026	2025	Change
Total current assets	$493,806	$279,622	$214,184
Total current liabilities	4,976,247	4,722,571	253,676
Working capital deficit	$(4,482,441)	$(4,442,949)	$(39,492)

As of June 30, 2026, we had total current assets of $493,806, consisting of cash at banks and on hand of $204,020, accounts receivable of $82,850, inventories of $117,352, and prepaid expenses and other current assets of $89,584, compared to total current assets of $279,622 as of June 30, 2025. The increase was primarily driven by higher cash balances and accounts receivable, partially offset by lower inventory balances. As of June 30, 2026, we had total current liabilities of $4,976,247, consisting of: (i) accounts payable of $1,224,542; (ii) amount due to related parties of $2,273,528; (iii) loan from third party of $833,619; (iv) accrued liabilities and other payables of $258,538; (v) contract liabilities of $161,158; (vi) short-term borrowings of $127,000 and others. Total current liabilities as of June 30, 2025 were $4,722,571.

Cash Flows

	For the Years Ended June 30,
	2026	2025	Change
Cash flows used in operating activities	$(99,654)	$(845,971)	$746,317
Cash flows used in investing activities	(230,475)	(38,180)	(192,295)
Cash flows provided by financing activities	550,739	1,024,220	(473,481)
Effect of exchange rate changes on cash and cash equivalents	(41,862)	(143,655)	101,793

Net changes in cash and cash equivalents	$178,748	$(3,586)	$182,334

Cash Flow from Operating Activities

For the year ended June 30, 2026, net cash used in operating activities was $99,654. This outflow was primarily attributable to a net loss of $1,393,031; partly offset by: (i) depreciation and amortization of $478,661; (ii) an increase in accounts payable of $386,831, resulting from support provided by our related party; (iii) interest expense of $176,908, which is classified as a financing activity; and (iv)an increase in accrued liabilities and other payables of $139,222.

For the year ended June 30, 2025, net cash used in operating activities was $845,971. This outflow was primarily attributable to a net loss of $1,808,994; partly offset by: (i) depreciation and amortization expenses of $430,371, (ii) decreases in inventories of $369,372, and (iii) a provision for inventories of $119,886.

Net cash used in operating activities decreased by $746,317 from $845,971 in the year ended June 30, 2025 to $99,654 in the year ended June 30, 2026, which was mainly due to: (i) net loss decreased by $415,963, from $1,808,994 in the year ended June 30, 2025 to $1,393,031 in the year ended June 30, 2026; and (ii) increases in accounts payable of $386,831 and accrued liabilities and other payables of $139,222 provided further positive working-capital contributions.

Cash Flow from Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2026 was $230,475, which was solely attributable to the acquisition of property, plant and equipment of $230,475. Net cash used in investing activities for the fiscal year ended June 30, 2025 was $38,180, primarily attributable to the acquisition of property, plant and equipment of $46,158, less proceeds from disposal of property, plant and equipment of $7,978. The year-over-year increase of $192,295 reflects the Company’s continued investment in production capacity during the year ended June 30, 2026.

Cash Flow from Financing Activities

For the year ended June 30, 2026, net cash provided by financing activities was $550,739, which was primarily attributable to: (i) proceeds from issuance of common stock of $514,700; (ii) proceeds from related parties of $352,829; partially offset by (iii) repayment of short-term borrowings of $170,880; (iv) repayments of bank loan, interest and principal of $119,808; and (v) payment on finance lease liabilities of $26,102.

For the year ended June 30, 2025, net cash provided by financing activities was $1,024,220, which was primarily attributable to: (i) proceeds from related parties of $1,169,854; (ii) proceeds from short-term borrowings of $41,723; partially offset by (iii) repayments of bank loan, interest and principal of $162,910; (iv)payment on finance lease liabilities of $21,068; and (v) payment of interest of $3,379.

Capital Requirements

As of June 30, 2026, the Company financed its capital requirements through (a) a loan from a third party of $833,619, (b) short-term borrowings of $127,000, and (c) a credit facility from OCBC Bank in Malaysia for further expansion. Details are as follows:

	As of June 30, 2026	As of June 30, 2025
Loan from XU LIMING	$127,000	$122,881
Loan from ZHANG YAFEI	-	170,880
Loan from a third party	833,619	750,000
Loan from OCBC Bank in Malaysia	$2,189,901	$2,162,237
Total	3,150,520	3,205,998

Loan from OCBC Bank in Malaysia	$2,189,901	$2,162,237
Less: current portion	(86,453)	(79,860)
Total non-current borrowings	$2,103,448	$2,082,377

Other Material Cash Requirements

In addition to the financing arrangements discussed above, we are a party to numerous contracts and arrangements obligating us to make cash payments in future years. We expect current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represents material expected cash requirements recorded on Consolidated Balance Sheets at June 30, 2026.

The undiscounted future minimum payments under our finance lease liabilities and reconciliation to the finance lease liabilities recognized on the consolidated balance sheet as of June 30, 2026 are as follows:

Finance lease

Year ending
2027	$12,675
2028	11,507
2029	1,920
Total lease payment	26,102
Less: Imputed interest	(1,268)
Total lease liabilities	$24,834

Known Trends, Commitments and Uncertainties Likely to Result in Material Changes in Liquidity

Except for the issues mentioned above, the Company has no other uncertainties that are likely to result in material changes in liquidity based on management’s understanding and knowledge.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires our management to make estimates that affect the reported amounts of assets and liabilities at the dates of the balance sheets, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are other items within our consolidated financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in US dollars.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause us to revise our estimates. In accordance with ASC 250, Accounting Changes and Error Corrections, changes in accounting estimates are recognized prospectively in the period in which the change occurs and in future periods. We base our estimates on past experiences and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We use estimates when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long-lived assets, and valuation allowance for deferred tax assets.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

We generate revenue primarily from the sales of plastic recycled products. We enter into sales contracts with customers as a principal. The contracts contain only one performance obligation for domestic customers, transferring the plastic recycled products to the customers in exchange for consideration.

We recognize revenue at a point in time when control of the goods is transferred to the customer, which occurs upon delivery. We consider a signed delivery receipt as objective evidence of transfer of control.

The terms of pricing and payment stipulated in the contract are fixed. 30% deposit payable upon signing of Sales Contract, 70% payable upon delivery of the plastic recycled products to the designated location. We recognize revenue at a point in time when control of the products has been transferred to customers. We consider the transfer of control complete when products have been accepted and received by customers. In the normal course of business, our products are sold with no right of return unless the item is defective.

Each contract contains a single performance obligation for the transfer of goods, as the promise is to transfer a series of distinct items that are substantially the same and have the same pattern of transfer. We satisfy this performance obligation and recognize revenue at a point in time when control of the goods is transferred to the customer, which occurs upon delivery. A signed delivery receipt serves as evidence of transfer.

Significant payment terms are as agreed in the contracts, with payment typically due within a short-term credit period. The contracts do not contain a significant financing component, and variable consideration is not significant. We act as the principal in all arrangements. We do not offer obligations for returns, refunds, or warranties beyond standard assurance.

The transaction price is the fixed amount of consideration stated in the sales contract. As the contracts contain a single performance obligation, no allocation is necessary. We recognize costs incurred for packaging and shipping as expenses when incurred.

For the years ended June 30, 2026 and 2025, revenue recognized by us at a point in time was $1,422,451 and $1,338,300, respectively, and revenue from sales of plastic recycle products was $1,422,451 and $1,338,300, respectively.

Contract Liabilities

We receive advance payments from our customers for products to be provided in the future. These payments are recorded as contract liabilities on our consolidated balance sheets.

We recognize contract liabilities when consideration is received from a customer before we satisfy our related performance obligations. For these product contracts, we recognize revenue, and reduce the contract liabilities, at a point in time as control of the goods is transferred to the customer. Revenue recognized by us during the years ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $22,486 and $68,048, respectively.

Income taxes

We account for income taxes using the asset and liability method, whereby we recognize deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We reduce deferred tax assets by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized before we are able to realize their benefits, or that future deductibility is uncertain.

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We measure the tax benefits recognized in our consolidated financial statements from such a position based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

Please refer to Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of June 30, 2026.

Name	Number of Shares of Common Stock	Percentage
Directors and officers
Wo Kuk Ching (2)	56,882,222	35.15%
Wong Erin	6,453,968	3.99%
Wong Ching Wing	6,453,968	3.99%
All directors and officers	69,790,158	43.13%

5% Shareholders
Empower International Trading Sdn. Bhd.(1)	75,484,125	46.65%
	145,274,283	89.78%

(1) Kee Seng Yam is the beneficial owner and is deemed to hold the voting and dispositive power over the Company’s common stock held by Empower International Trading Sdn.Bhd. The address of the reporting shareholder is No. 3 & 5, Jalan Hi Tech 7/7, Kawasan Perindustrian Hi Tech 7, 43500 Semenyih, Selangor.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2026, due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2026, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of June 30, 2026, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer, in connection with the review of our financial statements as of June 30, 2026.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Wo Kuk Ching	70	President CEO, CFO, Secretary,Treasurer, Director of SGLA
Wong Erin	41	Secretary of SGLA
Wong Ching Wing	46	Chief Financial Officer, Treasurer, and Director of SGLA

Wo Kuk Ching, Director

Wo Kuk Ching (“Ms. Wo”), age 70, has served as our President and Director since July 2, 2020, and serves as Chief Executive Officer after the departure of our former Chief Executive Officer, Luo Xiong, spouse of Ms. Wo effective from June 30, 2021. Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively.

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

Wong Ching Wing, Director

Wong Ching Wing (“Elise”), age 46, has served as our Chief Financial Officer, Treasurer and Director since July 2, 2020. Elise is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Secretary, Wong Erin, respectively.

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

Wong Erin, Secretary

Wong Erin (“Erin”), age 41, has served as our Secretary since July 2, 2020. Erin is daughter of our Chief Executive Officer, President and Director, Wo Kuk Ching and sister of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing, respectively.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended June 30, 2026 and 2025.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

CEO, Chairman & Director	Wo Kuk Ching	2026	-	-	-	-
		2025	-	-	-	-
CFO & Director	Wong Ching Wing	2026	-	-	-	-
		2025	-	-	-	-
Secretary	Wong Erin	2026	-	-	-	-
		2025	-	-	-	-

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

All directors serve 2 year term.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

On February 11, 2026, the Company completed three private placements with certain individual investors. Pursuant to the applicable subscription agreements, the Company issued (i) 193,500 shares of common stock at $1.00 per share for gross proceeds of $193,500, (ii) 68,000 shares of common stock at $1.20 per share for gross proceeds of $81,600, and (iii) 22,000 shares of common stock at $1.80 per share for gross proceeds of $39,600. In the aggregate, the Company issued 283,500 shares of common stock and received gross proceeds of $314,700. The Company intends to use the proceeds for working capital. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions from registration provided by Section 4(a)(2), Regulation D and/or Regulation S under the Securities Act. Each purchaser represented that the purchaser was an “accredited investor” as defined in Rule 501(a) of Regulation D and/or was not a “U.S. person” as defined in Regulation S, as applicable. No underwriters were involved in the offer or sale of the shares, and no underwriting discounts or commissions were paid.

On May 22, 2026, the Company entered into a subscription agreement with a third-party investor for the sale of 2,000,000 shares of common stock at $0.50 per share, for aggregate gross proceeds of $1,000,000. As of June 30, 2026, the Company had received $200,000 under the agreement and no shares had been issued. The shares, when issued, will be issued without registration under the Securities Act in reliance on Section 4(a)(2), Regulation D and/or Regulation S. No underwriters were involved, and no underwriting discounts or commissions were paid.

On August 7, 2026, the Company entered into stock purchase agreements to acquire 60% of the issued and outstanding capital stock of Xing Da Plastics Sdn. Bhd. and 100% of the issued and outstanding capital stock of Invent Fortune Sdn. Bhd. Under the agreements, the Company agreed, subject to closing and the satisfaction of applicable conditions and milestones, to issue 4,800,000 shares of common stock to the Xing Da sellers and approximately 36,527,833 shares of common stock to the Invent Fortune sellers in three tranches. As of the end of the reporting period, the acquisitions had not closed and no shares had been issued under either agreement. Accordingly, these contemplated issuances do not constitute completed sales of unregistered securities during the reporting period.

Description of securities

The following is a summary description of our capital stock and certain provisions under the laws of the State of Nevada where the Company was incorporated. The following discussion is qualified in its entirety by reference to such exhibits.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock.

As of June 30, 2026, the Company had 1,784,178 shares of Preferred Stock issued and outstanding, par value $0.001 per share, and all issued and outstanding shares of Preferred Stock are held by unrelated parties.

Common Stock

The Company is authorized to issue 780,000,000 shares of Common Stock.

As of June 30, 2026, the Company had 162,093,238 shares of Common Stock issued and outstanding, par value $0.001 per share, and 145,274,283 shares (approximately 89.63%) of total issued and outstanding Common Stock are held by related parties.

The following table lists, as of June 30, 2026, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 162,093,238 shares of our Common Stock issued and outstanding as of June 30, 2026.

We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Wo Kuk Ching (Chief Executive Officer, President, and Director) (1)	56,882,222	35.09%

Wong Ching Wing (Chief Financial Officer, Treasurer, and Director (2)	6,453,968	3.98%

Wong Erin (Secretary) (3)	6,453,968	3.98%

All executive officers and directors as a group (3 persons named above)	69,790,158	43.06%

Empower International Trading Sdn. Bhd. (4)	75,484,125	46.57%

Other owners of the Company	16,818,955	10.38%

	162,093,238	100.00%

(1)	Wo Kuk Ching, our Chief Executive Officer, President, and Director, and currently owns 56,882,222 shares of our Common Stock, approximately 35.09% of total issued and outstanding shares.

Ms. Wo is mother of our Chief Financial Officer, Treasurer and Director, Wong Ching Wing (“Elise”) and our Secretary, Wong Erin (“Erin”), respectively. Ms. Wo is also spouse of our former Chief Executive Officer and Director, Luo Xiong (“Mr. Luo”).

(2)	Wong Ching Wing (“Elise”), our Chief Financial Officer, Treasurer and Director, and currently owns 6,453,968 shares of our Common Stock, approximately 3.98% of total issued and outstanding shares.

Elise is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Secretary, Erin.

(3)	Wong Erin (“Erin”), our Secretary, and currently owns 6,453,968 shares of our Common Stock, approximately 3.98% of total issued and outstanding shares.

Erin is daughter of our Chief Executive Officer, President, and Director, Ms. Wo and sister of our Chief Financial Officer, Treasurer and Director, Elise.

(4)	Empower International Trading Sdn. Bhd. (“Empower”), a Malaysia corporation, currently owns 75,484,125 shares of our Common Stock, approximately 46.57% of total issued and outstanding shares.

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

Indemnification against Public Policy

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our Articles of Incorporation and by laws, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and the shareholders (through shareholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The table below sets forth major related parties of us and their relationships with us:

Name	Relationship with the Company
Luo Xiong and spouse Wo Kuk Ching and their immediate family members	Majority shareholders
Empower International Trading	Shareholder
Invent Fortune Sdn. Bhd	Entity controlled by Luo Xiong and spouse Wo Kuk Ching
TLC Global International Trading	Entity controlled by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching

As of June 30, 2026 and 2025, the amount due from (due to) related parties consisted of:

	Nature	As of June 30, 2026	As of June 30, 2025

Account payable to Invent Fortune Sdn. Bhd. (1)	Raw material payables	$(1,224,542)	$(715,444)
Payable to Luo Xiong and Wo Kuk Ching	Loan	(1,397,670)	(1,209,120)
Payable to Empower International Trading	Loan	(875,858)	(527,325)
Payable to TLC Global International Trading	Equipment purchase payable	-	(810,975)
Total due to related parties, net		$(3,498,070)	$(3,262,864)

(1): Represents trade payables due to Invent Fortune Sdn. Bhd. for raw material purchases. These amounts are recorded within accounts payable in the consolidated balance sheets.

The amounts payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties under common control.

For the years ended June 30, 2026 and 2025, we have the following significant related party transactions incurred as below:

	For the Years Ended June 30,
	2026	2025
Purchase from Invent Fortune Sdn. Bhd	$771,037	$-

In addition, on August 7, 2026, we entered into stock purchase agreements to acquire all of the equity interests of Invent Fortune Sdn. Bhd., a related party controlled 83% by Mr. Luo Xiong and Ms. Wo Kuk Ching, our controlling stockholders, for approximately 36,527,833 shares of our common stock, and 60% of the equity interests of Xing Da Plastics Sdn. Bhd. for 4,800,000 shares, in each case payable in three tranches, with 10% of each tranche withheld as Escrow Shares. The acquisitions had not closed as of the date of this report and no shares had been issued. See Note 15 to our consolidated financial statements.

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

ACCOUNTING FEES AND SERVICES	For the years ended June 30,
	2026	2025

Audit Fees (1)	$41,000	$41,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$41,000	$41,000

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

** Previously filed

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino Green Land Corp.

Date: September 28, 2026		/s/ Wo Kuk Ching
	By:	Wo Kuk Ching,
President & Chief Executive Officer, Director

/s/ Wong Ching Wing
	By:	Wong Ching Wing
Chief Financial Officer (Principal Financial and Accounting Officer)

SINO GREEN LAND CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Sino Green Land Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sino Green Land Corporation and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years then ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended June 30, 2026, the Company incurred a net loss of $1,393,031 and used cash in operating activities of $99,654, result in an accumulated deficit of $6,093,584. The Company’s current liabilities exceeded current assets by $4,482,441, and the stockholders’ deficit of $2,535,519. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ AUDIT ALLIANCE LLP

Singapore

September 28, 2026

SINO GREEN LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

	As of June 30,
	2026	2025

Assets
Current assets
Cash and cash equivalents	$204,020	$25,272
Accounts receivable	82,850	19,035
Inventories	117,352	175,142
Prepaid expenses and other current assets	89,584	60,173
Total current assets	493,806	279,622

Non-current assets
Property, plant and equipment, net	4,033,862	4,099,211
Finance lease right-of-use assets	29,933	55,386
Total Non-current assets	4,063,795	4,154,597
Total Assets	$4,557,601	$4,434,219

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,224,542	$805,084
Accrued liabilities and other payable	258,538	201,407
Contract liabilities	161,158	22,486
Amount due to the related parties	2,273,528	2,547,420
Loan from third party	833,619	750,000
Bank loan payable, current	86,453	79,860
Short-term borrowing	127,000	293,761
Finance lease liabilities, current	11,409	22,553
Total current liabilities	4,976,247	4,722,571

Non-current liabilities
Bank loan payable, non-current	2,103,448	2,082,377
Finance lease liabilities, non-current	13,425	23,930
Total non-current liabilities	2,116,873	2,106,307
Total Liabilities	$7,093,120	$6,828,878

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,784,178 shares issued and outstanding as of June 30, 2026 and 2025	1,784	1,784
Common Stock, $0.001 par value; 780,000,000 shares authorized; 162,093,238 and 161,809,738 shares issued and outstanding as of June 30, 2026 and 2025, respectively	162,093	161,810
Additional paid in capital	3,475,358	2,121,929
Accumulated other comprehensive (loss) income	(81,170)	20,371
Accumulated deficit	(6,093,584)	(4,700,553)
Total Stockholders’ Deficit	(2,535,519)	(2,394,659)
Total Liabilities and Stockholders’ Deficit	$4,557,601	$4,434,219

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

	For the Years Ended June 30,
	2026	2025

Revenues	$1,422,451	$1,338,300
Cost of revenues	(2,073,261)	(2,593,124)
Gross loss	(650,810)	(1,254,824)
Operating expenses:
General and administrative expenses	(569,782)	(436,949)
Operating expenses	(569,782)	(436,949)
Loss from operations	(1,220,592)	(1,691,773)
Other income (expenses):
Gain on disposal of property, plant and equipment	-	4,211
Other income	4,438	1,309
Interest income	31	427
Interest expenses	(176,908)	(123,168)
Other expenses, net	(172,439)	(117,221)
Loss before income tax expense	(1,393,031)	(1,808,994)
Income tax expense	-	-
Net loss	$(1,393,031)	$(1,808,994)

Other comprehensive (loss):
Foreign currency translation loss	(101,541)	(25,521)
Total comprehensive loss	$(1,494,572)	$(1,834,515)

Loss per share
Basic and diluted loss per share	(0.009)	(0.011)
Basic and diluted weighted average shares outstanding	161,918,478	161,809,738

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2024	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$45,892	$(2,891,559)	$(560,144)
Net Loss	-	-	-	-	-	-	(1,808,994)	(1,808,994)
Foreign currency translation adjustment	-	-	-	-	-	(25,521)	-	(25,521)
Balance as of June 30, 2025	1,784,178	$1,784	161,809,738	$161,810	$2,121,929	$20,371	$(4,700,553)	$(2,394,659)
Issuance of Common stock	-	-	283,500	283	514,417	-	-	514,700
Net Loss	-	-	-	-	-	-	(1,393,031)	(1,393,031)
Capital Contributions	-	-	-	-	839,012	-	-	839,012
Foreign currency translation adjustment	-	-	-	-	-	(101,541)	-	(101,541)
Balance as of June 30, 2026	1,784,178	$1,784	162,093,238	$162,093	$3,475,358	$(81,170)	$(6,093,584)	$(2,535,519)

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

	For the Years Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(1,393,031)	$(1,808,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses	27,485	25,612
Depreciation expenses	451,176	404,759
Gain on disposal of property, plant and equipment	-	(4,211)
Interest expenses	176,908	3,379
Provision for inventory write-down	-	119,886
Allowance for impairment of other receivables	-	5,912

Changes in operating assets and liabilities
Accounts receivable	(62,833)	57,703
Inventories	64,304	369,372
Prepaid expenses and other current assets	(26,980)	(1,291)
Accounts payable	386,831	(17,826)
Accrued liabilities and other payable	139,222	45,290
Contract liabilities	137,264	(45,562)
Net cash used in operating activities	$(99,654)	$(845,971)

Cash flows from investing activities
Acquisition of property, plant and equipment	(230,475)	(46,158)
Proceeds from disposal of property, plant and equipment	-	7,978
Net cash used in investing activities	$(230,475)	$(38,180)

Cash flows from financing activities
Payment of interest	-	(3,379)
Proceeds from issuance of Common stock	514,700	-
Proceeds from related parties	352,829	1,169,854
Payment on finance lease liabilities	(26,102)	(21,068)
Repayments of bank loan, interest and principal	(119,808)	(162,910)
Proceeds from short-term borrowing	-	41,723
Repayment of Short-term borrowings	(170,880)	-
Net cash provided by financing activities	$550,739	$1,024,220

Effect of exchange rate changes on cash and cash equivalents	(41,862)	(143,655)
Net changes in cash and cash equivalents	178,748	(3,586)
Cash and cash equivalents at the beginning of the year	25,272	28,858

Cash and cash equivalents at the end of the year	$204,020	$25,272

Supplemental cash flow information:
Interest paid	$(93,289)	$(123,168)
Income taxes paid	$-	$-

Supplemental non-cash information:
Related party loan converted to additional paid-in capital	$839,012	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO GREEN LAND CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

Sino Green Land Corporation (“SGLA”, the “Company”), formerly known as Go Silver Toprich Holding Inc., is a corporation organized under the laws of the State of Nevada on March 6, 2008.

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

Upon completion of the merger, SGLA acquired SGL in exchange for 160,349,203 shares of common stock of SGLA and 1,781,658 shares of preferred stock of SGLA. Immediately after completion of the share exchange, the Company had a total of 161,809,738 shares of common stock outstanding and 1,784,178 shares of preferred stock outstanding.

Prior to the merger, Luo Xiong and spouse Wo Kuk Ching and their immediate family members controlled 65.7% of SGLA, and 90% of SGL. Following the merger, Luo Xiong and spouse Wo Kuk Ching and their immediate family members controlled 89.78% of SGLA consolidated with SGL.

As SGLA and SGL were under common control at the time of the share exchange, the transaction is accounted for as a combination of entities under common control in a manner similar to the pooling-of-interests method of accounting. In pooling-of-interests accounting, the financial statements of the previously separate companies for periods before the combination are recast on a combined basis for all prior periods that the entities are under common control. The accompanying combined financial statements for all periods presented are referred to as the “consolidated” financial statements. Accordingly, the Company’s consolidated financial statements as of June 30, 2026 and June 30, 2025, and for the years ended June 30, 2026 and 2025, include SGLA’s, SGL’s, and Tian Li’s historical assets, liabilities, and results of operations, including the issuance of 160,349,203 shares of common stock and 1,781,658 shares of preferred stock of SGLA in connection with the merger described above, as if the combination and the issuance of the shares had occurred at the beginning of the earliest period presented.

The Company conducts its business through its subsidiary Tian Li, which operates in Malaysia as an environmental technology company and recycler of plastic waste bottles and plastic packaging materials.

On February 11, 2026, the Company entered into three separate subscription agreements with individual investors, pursuant to which the purchasers agreed to purchase an aggregate of 283,500 shares of the Company’s common stock at a consideration of $314,700 in a private placement. As of June 30, 2026, the individual investors had paid $314,700, and 283,500 shares of common stock had been issued.

On May 22, 2026, the Company entered into a separate subscription agreement with an individual investor, pursuant to which the investor agreed to purchase an aggregate of 2,000,000 shares of the Company’s common stock at a consideration of $1,000,000 in a private placement. As of June 30, 2026, the individual investor had paid $200,000, and no shares of common stock had been issued.

As of the date these financial statements were issued, the Company had a total of 162,093,238 shares of common stock and 1,784,178 shares of preferred stock outstanding.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reported in the accompanying consolidated financial statements, the Company incurred a net loss of $1,393,031 and net cash used in operating activities of $99,654 during the year ended June 30, 2026 and, as of June 30, 2026, had an accumulated deficit of $6,093,584 and a stockholders’ deficit of $2,535,519. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding the above, management has considered and, where practicable, implemented the following plans and actions in response to the conditions described above, with a view to obtaining adequate resources to continue in operation for at least the next 12 months:

To sustain its ability to support the Company’s operating activities, the Company considered supplementing its sources of funding through the following:

(i) On May 22, 2026, the Company entered into a subscription agreement (the “Subscription Agreement”) with a third-party investor, pursuant to which an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share, were agreed to be sold at a purchase price of $0.50 per share, for an aggregate purchase price of $1,000,000. As of June 30, 2026, the Company had received $200,000, and it will receive the remaining $800,000 within one year thereafter.

(ii) On August 7, 2026, the Company entered into stock purchase agreements (the “SPAs”) to acquire all of the equity interests of Invent Fortune Sdn. Bhd. for 36,527,833 shares of the Company’s common stock, and 60% of the equity interests of Xing Da Plastics Sdn. Bhd. for 4,800,000 shares, payable in three tranches (20% at closing, and 40% and 40% three and six months thereafter), with 10% of each tranche withheld by the Company as Escrow Shares. The acquisitions are intended to establish an integrated waste management business chain covering the collection of plastic waste at source through to the production of finished recycled products, and the acquired businesses are expected to contribute positive cash contributions and to reduce the Company’s dependency on external funding.

(iii) In addition, the Company has taken immediate and significant mitigating actions to reduce costs and optimize the Company’s cash flow and liquidity.

Management has evaluated the matters described above and the related mitigating plans; however, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC 250, Accounting Changes and Error Corrections, changes in accounting estimates are recognized prospectively in the period in which the change occurs and in future periods. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long lived assets, and valuation allowance for deferred tax assets.

Foreign currency translation and functional currency

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2026	2025
Year-end USD: MYR exchange rate	$4.0711	$4.2284
Average USD: MYR exchange rate	$4.0871	$4.3869

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

The Company generates revenue primarily from the sales of plastic recycled products. The Company enters into sales contracts with customers as a principal. The contracts contain only one performance obligation for domestic customers, transferring the plastic recycled products to the customers in exchange for consideration.

Revenue is recognized at a point in time when control of the goods is transferred to the customer, which occurs upon delivery. The Company considers a signed delivery receipt as objective evidence of transfer of control.

The terms of pricing and payment stipulated in the contract are fixed. 30% deposit payable upon signing of Sales Contract, 70% payable upon delivery of the plastic recycled products to the designated location. The Company recognizes revenue at a point in time when control of the products has been transferred to customers. The transfer of control is considered complete when products have been accepted and received by customers. In the normal course of business, the Company’s products are sold with no right of return unless the item is defective.

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

For the years ended June 30, 2026 and 2025, revenue recognized at a point in time was $1,422,451 and $1,338,300, respectively, and revenue from sales of plastic recycle products was $1,422,451 and $1,338,300, respectively.

Contract liabilities

The Company receives advance payments from its customers for products to be provided in the future. These payments are recorded as contract liabilities on the consolidated balance sheets.

Contract liabilities are recognized when consideration is received from a customer prior to the Company satisfying its related performance obligations. For these product contracts, the Company recognizes revenue, and reduces the contract liabilities, at a point in time as control of the goods is transferred to the customer. Revenue recognized during the years ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $22,486 and $68,048, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in Malaysia.

	As of June 30, 2026	As of June 30, 2025
Cash, cash equivalents
Denominated in United States Dollars	$174,455	$13,147
Denominated in Chinese Renminbi	4,064	113
Denominated in Malaysian Ringgit	25,501	12,012
Total	$204,020	$25,272

Expected credit loss and accounts receivable

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

The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily based on similar business lines, services or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances and contract assets balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customer.

For the years ended June 30, 2026 and 2025, the Company did not provide expected credit losses against accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on the weighted average cost basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the years ended June 30, 2026 and 2025, the write-down of inventory was nil and $119,886, respectively.

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

The Company assesses the carrying value of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2026 and 2025, the Company determined there were no indicators of impairment.

Impairment of long-lived assets

The Company reviews its long-lived assets, equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There was no impairment of long-lived assets for the years ended June 30, 2026 and 2025.

Leases

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The adoption of Topic 842 resulted in the presentation of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. The Company’s leases consist solely of finance leases for motor vehicles in Malaysia (see Note 12), and the Company has no operating leases. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any expired or existing leases as of the adoption date. Lastly, the Company elected the short-term lease exemption for all contracts with lease terms of 12 months or less.

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. For the years ended June 30, 2026 and 2025, basic and diluted net loss per share are the same because the potential dilutive securities were anti-dilutive.

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the chief executive officer. The CODM regularly reviews consolidated operating results and reviews consolidated revenues and net loss when making decisions about allocating resources and assessing performance of the segment, and hence, the Company has only one reportable segment. Therefore, as the Company has determined it operates as a single reportable segment, the CODM assesses the Company’s performance and results of operations on a consolidated basis.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

Dividends

Dividends are recognized when declared. No dividends were declared for the year ended June 30, 2026 and 2025. The Company does not have any present plan to pay any dividends on ordinary shares in the foreseeable future. The Company currently intends to retain the available funds and any future earnings to operate and expand its business.

Recently adopted accounting standard updates

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures(“ASU 2023-07”). The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 on July 1, 2024. As a result of adoption, the required disclosures have been included in Note 2 and Note 13.

Recently accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to make incremental income tax disclosures on an annual basis. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. Amendments are effective for annual periods beginning after December 15, 2025 and thereafter, with early adoption permitted. The Company is currently evaluating the impact from the adoption of this ASU on its financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting comprehensive (loss) income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its financial statements.

In January 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-01, Income Statement — Reporting comprehensive (loss) income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment clarifies the effective date of ASU No. 2024-03 that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning with the year ending December 31, 2028, with early adoption permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

NOTE 3 – Concentration

Concentration of customers

Revenues. For the year ended June 30, 2026, 24%, 19%, 16% and 13%, respectively, of the Company’s revenue were generated from the Company’s four largest customers. For the year ended June 30, 2025, 36%, 14% and 14%, respectively, of the Company’s revenue were generated from the Company’s three largest customers. There was no other customer that accounted for more than 10% of the Company’s revenues for the years ended June 30, 2026 and 2025.

Accounts receivable. As of June 30, 2026, 73% of the Company’s accounts receivable was due from the Company’s largest customer. As of June 30, 2025, 64% and 33%, respectively, of the Company’s accounts receivable were due from the Company’s two largest customers. There was no other customer that accounted for more than 10% of the Company’s accounts receivable at June 30, 2026 and 2025.

Concentration of suppliers

Purchases from vendors. For the year ended June 30, 2026, 79% and 13% of the Company’s purchases were from the Company’s two largest vendors. For the year ended June 30, 2025, 58% and 10%, respectively, of the Company’s purchases were from the Company’s two largest vendors. There was no other vendor that accounted for more than 10 % of the Company’s purchases for the years ended June 30, 2026 and 2025.

Accounts Payable. As of June 30, 2026, accounts payable consisted entirely of related-party balances. As of June 30, 2025, related-party accounts payable represented 89% of accounts payable. No individual third-party supplier accounted for more than 10% of the Company’s accounts payable as of June 30, 2026 or 2025.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of June 30, 2026 and 2025:

	As of June 30, 2026	As of June 30, 2025

Prepaid expenses	$1,099	$30,991
Deposits	16,129	28,016
Other receivables	72,356	7,078
Prepayments and other current assets	89,584	66,085
Allowance for Other receivables	-	(5,912)
Net value of prepaid expenses and other current assets	$89,584	$60,173

NOTE 5 – INVENTORIES

Inventories primarily consisted of the following PET (polyethylene terephthalate) materials as of June 30, 2026 and 2025:

	As of June 30, 2026	As of June 30, 2025

PET flakes	$-	$69,434
PET pellets	-	75,019
PET strap belt	-	6,664
Other PET materials	117,352	143,911
Inventories	$117,352	$295,028
Provision for the inventories	-	(119,886)
Net value of Inventories	117,352	175,142

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of June 30, 2026 and 2025:

	As of June 30, 2026	As of June 30, 2025
Factory buildings	$3,678,435	$3,541,594
Factory equipment	1,740,451	1,554,829
Computers	4,998	3,856
Office equipment	12,633	12,163
Leasehold improvements	356,145	244,041
Motor vehicles	19,552	18,825
Total cost	5,812,214	5,375,308
Accumulated depreciation	(1,778,352)	(1,276,097)
Carrying amount	$4,033,862	$4,099,211

No impairment charges were recognized on fixed assets for the years ended June 30, 2026 and 2025, respectively.

For the years ended June 30, 2026 and 2025, depreciation expense was $451,176 and $404,759, respectively.

As of June 30, 2026 and 2025, factory buildings amounting to $3,678,435 and $3,541,594, respectively, were pledged to a bank in Malaysia for bank loans (see Note 9).

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities consisted of the following as of June 30, 2026 and 2025:

	As of June 30, 2026	As of June 30, 2025

Accrued liabilities	$108,749	$86,957
Payroll and tax payable	21,078	28,850
Other payables	128,711	85,600
	$258,538	$201,407

Other payables included office expenses payable and the net balance of property, plant and equipment purchased from third parties.

NOTE 8 – LOAN FROM THIRD PARTY

Loan from third party consists of the following as of June 30, 2026 and 2025:

	As of June 30, 2026	As of June 30, 2025

Principal	$750,000	$750,000
Interest	83,619	-
Total	$833,619	$750,000

On January 9, 2023, the Company issued a convertible note payable to a third party for $750,000. The note is unsecured, has an interest rate 3% per annum, and is convertible into 937,500 shares of the Company’s common stock at $0.80 per share, any time after the completion of a reverse acquisition with Sino Green Land Corp.

On May 16, 2025, the note holder decided not to exercise their conversion right into the Company’s equity, the instrument is no longer classified as a convertible note but is accounted for as a standard term loan bearing interest at 3% per annum. For the years ended June 30, 2026 and 2025, interest expense was $83,619 and nil, respectively.

NOTE 9– BANK LOAN PAYABLE

In October 2022, the Company obtained a credit facility with OCBC Bank in Malaysia to provide a loan in the principal amount of MYR5,000,000 (approximately US$1,069,000) in relation to the Company’s purchase of a factory (No. 3 factory building, see Note 6). The acquisition and loan drawdown was completed in March 2023. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.06% at June 30, 2026), is secured by the No. 3 factory building, matures in October 2042, and is guaranteed by certain of the Company’s shareholders.

In June 2023, the credit agreement with OCBC Bank was amended to provide a second loan to the Company in the principal amount of MYR4,600,000 (approximately US$975,162) in relation to the Company’s purchase of a factory (No. 5 factory building, see Note 6). The acquisition and loan drawdown was completed in February 2024. The loan bears interest at the base lending rate, as defined, minus 2.2% (4.56% at June 30, 2026), is secured by the No. 5 factory building, matures in December 2043, and is guaranteed by certain of the Company’s shareholders.

For the years ended June 30, 2026 and 2025, total interest expenses were $93,289 and $81,203, respectively.

Future minimum principal payments under the bank borrowing at June 30, 2026, are as follow:

2027	$86,453
2028	90,108
2029	93,917
2030	97,888
2031	102,027
2032 onward	1,719,508
Total	2,189,901
Current balance	(86,453)
Non-current balance	$2,103,448

NOTE 10 – RELATED PARTY TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company:

Name	Relationship with the Company
Luo Xiong and spouse Wo Kuk Ching and their immediate family members	Majority shareholders
Empower International Trading	Shareholders
Invent Fortune Sdn. Bhd	Entity controlled by Luo Xiong and spouse Wo Kuk Ching
TLC Global International Trading	Entity controlled by Wong Ching Wing, daughter of Luo Xiong and Wo Kuk Ching

As of June 30, 2026 and 2025, the amount due from (due to) related parties consisted of:

	Nature	As of June 30, 2026	As of June 30, 2025

Account payable to Invent Fortune Sdn. Bhd. (1)	Raw material payables	$(1,224,542)	$(715,444)
Payable to Luo Xiong and Wo Kuk Ching	Loan	(1,397,670)	(1,209,120)
Payable to Empower International Trading	Loan	(875,858)	(527,325)
Payable to TLC Global International Trading	Equipment purchase payable	-	(810,975)
Total due to related parties		$(3,498,070)	$(3,262,864)

(1)	:Represents trade payables due to Invent Fortune Sdn. Bhd. for raw material purchases. These amounts are recorded within accounts payable in the consolidated balance sheets.

The amounts payable to related parties are unsecured, non-interest bearing, and payable on demand. The Company has the right to offset amounts with related parties under common control.

In addition to the related party balances above, the Company has the following significant related party transactions incurred as below:

	For the Years Ended June 30,
	2026	2025
Purchase from Invent Fortune Sdn. Bhd	$771,037	$-

NOTE 11 – INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to U.S. federal income taxes on its worldwide taxable income. The Company is subject to U.S. federal income tax at a statutory rate of 21%. Nevada does not impose a corporate income tax on the Company’s net income.

The Company’s Malaysian subsidiaries are subject to Malaysian corporate income tax at the applicable statutory rate of 24.0%. The Company’s effective tax rate may differ from these statutory rates due to valuation allowances, non-deductible expenses, and foreign tax rate differentials.

The current and deferred components of income tax expense reflected in the statements of operations and comprehensive loss were nil for the year ended June 30, 2026 and 2025.

The following table reconciles the statutory rate to the Company’s effective tax rate. The effective tax rate reconciliation is based on the U.S. federal statutory rate of 21%.

	For the Years Ended June 30,
	2026	2025

Loss from continuing operations before income tax:	$(1,393,031)	$(1,808,994)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(292,537)	(379,889)
Foreign tax rate difference	(34,238)	-
Permanent difference	(44,251)	379,889
Change in valuation allowance	371,026	-
Income tax expense	$-	$-

The Company’s effective income tax rate was 0% for both years ended June 30, 2026 and 2025. This is primarily attributable to the recognition of a full valuation allowance against the net deferred tax assets, as the Company has concluded that it is not more likely than not that these assets will be realized in the foreseeable future. Accordingly, no tax benefit has been recognized for the losses incurred during these periods.

The principal components of deferred tax assets and deferred tax liabilities were as follows:

	As of June 30,
	2026	2025
Components of deferred tax assets:
Net operating loss carry forwards	$371,026	$-
Gross deferred tax assets	371,026	-
Less: valuation allowance	(371,026)	-
Net deferred tax asset	$-	$-

The changes in valuation allowance for the years ended June 30, 2026 and 2025 are as follows:

	For the Years Ended June 30,
	2026	2025
Balance at the beginning of the year	$-	$-
Additions	(371,026)	-
Balance at the end of the year	$(371,026)	$-

As of June 30, 2026, the Company had net operating loss carryforwards (“NOLs”) of $0.5 million for U.S. federal income tax purposes. The federal NOLs do not expire but are subject to an annual deduction limit of 80% of taxable income.

As of June 30, 2026, the Company’s Malaysian subsidiaries had net operating loss carryforwards of $1.5 million. Under Malaysian tax regulations, unutilised tax losses may be carried forward for a maximum of 10 consecutive years of assessment, and no carry back of losses is permitted.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company had no unrecognized tax benefits as of June 30, 2026 and 2025. The Company currently files income tax returns in the U.S. federal jurisdiction and in Malaysia. Nevada does not impose a corporate income tax. The Company currently has no federal, state or foreign tax examinations in progress.

NOTE 12 – LEASES

As of June 30, 2026 and 2025, the Company had two finance leases for motor vehicles in Malaysia.

	As of June 30, 2026	As of June 30, 2025

Right-of-use assets-finance leases	29,933	55,386
Total right-of-use assets	$29,933	$55,386

Finance lease liabilities – current	11,409	22,553
Finance lease liabilities – non-current	13,425	23,930
Total lease liabilities	$24,834	$46,483

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2026 and 2025 are as follows:

Other information for the year ended	As of June 30, 2026	As of June 30, 2025

Cash paid for amounts included in the measurement of lease liabilities
Cash payments for finance leases	26,102	24,574
Weighted average remaining lease term (in years)
Finance leases	2.42	1.57
Weighted average discount rate
Finance leases	4.06%	8.77%

The undiscounted future minimum payments under the Company’s finance lease liabilities and reconciliation to the finance lease liabilities recognized on the consolidated balance sheet as of June 30, 2026 are as follows:

Finance lease

Year ending
2027	$12,675
2028	11,507
2029	1,920
Total lease payment	26,102
Less: Imputed interest	(1,268)
Total lease liabilities	$24,834

NOTE 13 – SEGMENT INFORMATION

The Company manages its business in a centralized manner and operates as a single segment and accordingly has only one operating and reportable segment. The Company’s Chief Executive Officer serves as the CODM. The CODM regularly reviews entity-wide operating results and reviews consolidated revenues and net loss as reported in the statement of operations and comprehensive loss when making decisions about allocating resources and assessing performance of the segment, and hence, the Company has only one reportable segment.

The primary measures of segment revenue and profitability for the Company’s operating segment are considered to be consolidated revenue and net loss. The CODM uses consolidated revenue to assess market performance and growth, and net loss to evaluate segment profitability and cost management. Both measures are used together to allocate resources, including employee or capital resources. Significant expense categories regularly provided to and reviewed by the CODM include those presented in the statements of operations and comprehensive loss as well as disaggregated expenses of cost of revenues and general and administrative expenses.

The following table presents the segment information of the Company for the measurement of segment profitability for the years ended June 30, 2026 and 2025:

	For the Years Ended June 30,
	2026	2025

Revenues	$1,422,451	$1,338,300
Cost of revenues	(2,073,261)	(2,593,124)
Gross loss	(650,810)	(1,254,824)
Operating expenses:
General and administrative expenses	(569,782)	(436,949)
Operating expenses	(569,782)	(436,949)
Loss from operations	(1,220,592)	(1,691,773)
Other expenses, net	(172,439)	(117,221)
Loss before income tax expense	(1,393,031)	(1,808,994)
Income tax expense	-	-
Net loss	$(1,393,031)	$(1,808,994)

Substantially all of the Company’s long-lived assets and revenues are located in Malaysia.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company also disclosed finance lease commitments in Note 12.

NOTE 15 – SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after June 30, 2026, up through September 28, 2026, which is the date that these financial statements are issued, unless as disclosed elsewhere and below, no other material subsequent events occurred that would require recognition or disclosure in the Company’s financial statements.

On August 7, 2026, the Company entered into SPAs to acquire all of the equity interests of Invent Fortune Sdn. Bhd. for 36,527,833 shares of the Company’s common stock, and 60% of the equity interests of Xing Da Plastics Sdn. Bhd. for 4,800,000 shares, payable in three tranches (20% at closing, 40% and 40% three and six months thereafter), with 10% of each tranche withheld by the Company as Escrow Shares. Invent Fortune is a related party controlled 83% by Mr. Luo Xiong and Ms. Wo Kuk Ching, the Company’s controlling stockholders.

As of the date that these financial statements are issued, the transaction has not yet been completed.

